Form 10-Q
period 1996-03-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 1996-05-15
CIK 849278

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the period ended          March 31, 1996


[  ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number                  33-28145

          ICON Cash Flow Partners, L.P., Series B
     (Exact name of registrant as specified in its charter)


     Delaware                                13-3518939
(State or other jurisdiction of              IRS Employer
 incorporation or organization)         Identification Number)


600 Mamaroneck Avenue, Harrison, New York     10528-1632

(Address of principal executive offices)            (Zip code)


                        (914) 698-0600
       Registrant's telephone number, including area code



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [ x] Yes     [  ] No

             ICON Cash Flow Partners, L.P., Series B
                (A Delaware Limited Partnership)


                 PART I - FINANCIAL INFORMATION



     The following financial statements of ICON Cash Flow Partners, L.P., Series B (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.
             ICON Cash Flow Partners, L.P., Series B

                (A Delaware Limited Partnership)

                         March 31, 1996

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations
     The Partnerships portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases representing 55%, 28%, 17% and less than 1% of total investments at March 31, 1996, respectively, and 76%, 9%, 14% and 1% of total investments at March 31, 1995, respectively.

     For the three months ended March 31, 1995, the Partnership leased or financed equipment with an initial cost of $892,566 to 13 lessees or equipment users and invested $1,000,000 in a joint venture. The Partnership did not lease or finance equipment for the three months ended March 31, 1996.

Results of Operations for the Three Months Ended March 31, 1996 and
1995

     Revenues for the three months ended March 31, 1996 were $203,064, representing a decrease of $165,262 or 45% from 1995.
The decrease in revenues resulted primarily from a decrease in finance income of $63,214 or 44%, a decrease in net gain on sales or remarketing of equipment of $53,046 or 34%, a decrease in rental income of $28,593 or 100%, a decrease in income from equity investment in joint venture of $11,624 or 63% and a decrease in interest income and other of $8,785 or 42%. Finance income and rental income decreased due to a decrease in the average size of the portfolio from 1995 to 1996. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other remained relatively constant from 1995 to 1996. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment.

     Expenses for the three months ended March 31, 1996 were ($174,813), representing a decrease of $367,506 from 1995. The decrease in expenses resulted primarily from a reversal of accrued and unpaid management fees of $228,906. This reversal was attributable to the solicitation of an affirmative vote of the limited partners to amend the Partnership agreement. The amendment, which was adopted on March 20, 1996, is effective from and after November 15, 1995, and specifically eliminates the Partnerships obligation to pay such fees. The decrease in expenses also resulted from a decrease in interest expense of $46,462 or 74%, a decrease in the provision for bad debts of $25,000 or 100%, a decrease in amortization of initial direct costs of $20,814 or 100%, a decrease in depreciation expense of $14,945 or 100%, and a decrease in administrative expense reimbursements of $10,489 or 45% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the three months ended
March 31, 1996. Amortization of initial direct costs, depreciation expense, and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio.
             ICON Cash Flow Partners, L.P., Series B

                (A Delaware Limited Partnership)

                         March 31, 1996

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations

     Net income for the three months ended March 31, 1996 and 1995 was $377,877 and $175,633, respectively. The net income per weighted average limited partnership unit was $1.87 and $.87 for 1996 and 1995, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $218,842 and $71,062, respectively and proceeds from sales of equipment of $335,194 and $797,368, respectively. These funds were used to purchase equipment, to make an investment in a joint venture, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the three months ended March 31, 1996 and 1995, which were paid monthly, totaled $449,550 and $450,000, respectively, of which $374,098 and $173,877 was investment income and $75,452 and $276,123 was a return of capital, respectively. The monthly cash distribution rate was 9.00%, of which 7.50% and 3.48% was investment income and 1.50% and 5.52% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1996 and 1995 was $2.25, of which $1.87 and $.87 was investment income and $.38 and $1.38 was a return of capital, respectively.

             ICON Cash Flow Partners, L.P., Series B
                (A Delaware Limited Partnership)

                         March 31, 1996

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations

     The Partnerships Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date.  The General Partner distributed a Definitive
Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement.  As of March 20, 1996 these amendments were agreed
to and are effective from and after November 15, 1995.  The amendments:   (1)
extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the
Partnerships obligation to pay the General Partner $220,000 of the $347,000
accrued and unpaid management fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present
Liquidation Period.  The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000)
will be returned to the Partnership in the form of an additional Capital
Contribution by the General Partner.

     On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow
Partners, L.P., Series C ("Series C"), and ICON Cash Flow Partners L.P. Six
("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition
LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series C and L.P. Six contributed $1,000,000 (8.93% interest), $1,500,000 (13.39% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000.

     On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing portfolio from First Sierra Financial, Inc. utilizing
$16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, (relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC.) The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

             ICON Cash Flow Partners, L.P., Series B
                (A Delaware Limited Partnership)

                         March 31, 1996

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations


     On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds were returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas
Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio, as well as the General Partner's servicing capabilities, were rated "A" by Duff
& Phelps, a nationally recognized rating agency. The General Partner, as servicer, is responsible for managing, servicing, reporting on, and administering the portfolio. All monies received from the portfolios are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest, and to ICON Asset Acquisition LLC, the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset
Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt.

     As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.
             ICON Cash Flow Partners, L.P., Series B

                (A Delaware Limited Partnership)

                         Balance Sheets

                           (unaudited)

                                        March 31,   December 31,
                                          1996          1995
       Assets

Cash                                  $  960,475   $   860,530

Investment in finance leases
 Minimum rents receivable              2,060,391     2,315,053
 Estimated unguaranteed
   residual values                       248,997       498,371
 Initial direct costs                      -                 4
 Unearned income                        (272,920)     (322,848)
 Allowance for doubtful accounts        (145,992)     (116,767)
                                       1,890,476     2,373,813
Investment in financings
 Receivables due in installments       1,245,980     1,356,663
 Unearned income                        (201,096)     (230,908)
 Allowance for doubtful accounts         (47,798)      (47,798)
                                         997,086     1,077,957

Equity investment in joint venture       588,302       751,860

Investment in operating leases
 Equipment, at cost                      125,592       125,592
 Accumulated depreciation               (124,955)     (124,955)
                                             637           637

Other assets                              22,581         4,905

Total assets                          $4,459,557   $ 5,069,702

       Liabilities and Partners' Equity

Notes payable - non-recourse          $  638,972   $   802,012
Accounts payable to General Partner
 and affiliates, net                     138,198       392,686
Accounts payable - other                 147,120       199,455
Security deposits and
 deferred credits                         42,705       106,773
                                         966,995     1,500,926

             ICON Cash Flow Partners, L.P., Series B
                (A Delaware Limited Partnership)

                   Balance Sheets (continued)

                           (unaudited)

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                       (137,046)     (136,284)
  Limited partners (199,800 and
   200,000 units outstanding,
   $100 per unit original
   issue price in 1995 and 1994,
   respectively)                       3,629,608     3,705,060

Total partners' equity                 3,492,562     3,568,776

Total liabilities and
 partners' equity                     $4,459,557   $ 5,069,702





























See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series B

                (A Delaware Limited Partnership)

                    Statements of Operations

              For the Three Months Ended March 31,

                           (unaudited)

                                            1996       1995
Revenues

 Net gain on sales or remarketing
   of equipment                      $  104,571   $   157,617
 Finance income                          79,665       142,879
 Income from equity investment
   in joint venture                       6,838        18,462
 Interest income and other               11,990        20,775
 Rental income                            -            28,593

 Total revenues                         203,064       368,326

Expenses

 General and administrative              25,110        22,942
 Interest                                16,008        62,470
 Administrative expense
   reimbursements - General Partner      12,971        23,460
 Amortization of initial
   direct costs                               4        20,818
 Management fees - General Partner     (228,906)       23,058
 Depreciation                             -            14,945
 Provision for bad debts                  -            25,000

 Total expenses                        (174,813)      192,693

Net income                           $  377,877   $   175,633

Net income allocable to:
 Limited partners                    $  374,098   $   173,877
 General Partner                          3,779         1,756

                                     $  377,877   $   175,633

Weighted average number of limited
 partnership units outstanding          199,800       200,000

Net income per weighted average
 limited partnership unit            $     1.87   $       .87


See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series B

                (A Delaware Limited Partnership)

            Statements of Changes in Partners' Equity

          For the Three Months Ended March 31, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                           (unaudited)

                   Limited Partner
                    Distributions

                Return ofInvestment  Limited  General
                 Capital   Income   Partners  Partner    Total
                   (Per weighted
                    average unit)
Balance at
  December 31, 1992              $8,539,241  $(87,492)$8,451,749

Cash distributions
  to partners    $11.19  $1.14   (2,466,667) (24,917)(2,491,584)

Net income                          228,481    2,308    230,789

Balance at
  December 31, 1993               6,301,055 (110,101) 6,190,954

Cash distributions
  to partners    $ 7.07  $1.93   (1,800,000) (18,182)(1,818,182)

Net income                          386,136    3,900    390,036

Balance at
  December 31, 1994               4,887,191 (124,383) 4,762,808

Cash distributions
  to partners    $ 5.89  $3.11   (1,799,763) (18,180)(1,817,943)

Limited partnership
  units redeemed
  (200 units)                        (3,967)     -       (3,967)

Net income                          621,599    6,279    627,878

Balance at
  December 31, 1995               3,705,060 (136,284) 3,568,776

Cash distributions
  to partners    $  .38  $1.87     (449,550)  (4,541)  (454,091)

Net income                          374,098    3,779    377,877

Balance at
  March 31, 1996                 $3,629,608  $(137,046)$3,492,562


See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series B

                (A Delaware Limited Partnership)

                    Statements of Cash Flows

              For the Three Months Ended March 31,

                           (unaudited)

                                              1996       1995
Cash flows from operating activities:
 Net income                              $  377,877  $  175,633
 Adjustments to reconcile net income
   to net cash provided by
   operating activities:
    Finance income portion of receivables
      paid directly to lenders by lessees   (17,950)    (77,527)
    Amortization of initial direct costs          4      20,818
    Net gain on sales or
      remarketing of equipment             (104,571)   (157,617)
    Interest expense on non-recourse
      financing paid directly by lessees     16,008      53,882
    Collection of principal
      - non-financed receivables            132,508     244,707
    Income from equity investment
      in joint venture                       (6,838)    (18,462)
    Distribution from equity
      investment in joint venture           170,396            -
    Depreciation                                  -      14,945
    Interest expense accrued
      on non-recourse debt                        -       8,588
    Changes in operating assets
      and liabilities:
      Allowance for doubtful accounts         2,725      22,799
      Accounts payable to General Partner
        and affiliates, net                (254,488)      7,217
      Accounts payable - other              (52,335)    (21,533)
      Security deposits and
        deferred credits                    (64,068)   (160,239)
      Other, net                             19,574     (42,149)

        Total adjustments                  (159,035)   (104,571)

    Net cash provided by
      operating activities                  218,842      71,062

Cash flows from investing activities:
 Proceeds from sales of equipment           335,194     797,368
 Equipment and receivables purchased              -    (849,153)
 Investment in joint venture                      -  (1,000,000)

    Net cash provided by (used in)
      investing activities                  335,194  (1,051,785)

             ICON Cash Flow Partners, L.P., Series B
                (A Delaware Limited Partnership)

              Statements of Cash Flows (continued)

              For the Three Months Ended March 31,

                           (unaudited)

                                              1996       1995

 Cash distributions to partners            (454,091)   (454,545)

    Net cash used in
      financing activities                 (454,091)   (454,545)

Net increase (decrease) in cash              99,945  (1,435,268)

Cash at beginning of period                 860,530   2,391,405

Cash at end of period                    $  960,475  $  956,137































See accompanying notes to financial statements.
ICON Cash Flow Partners, L.P., Series B

                (A Delaware Limited Partnership)

              Statements of Cash Flows (continued)

                           (unaudited)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                 1996       1995
Principal and interest on direct finance
 receivables paid directly to lenders by lessees$102,460$478,459
Principal and interest on non-recourse financing
 paid directly by lessees                  (102,460)  (478,459)

Decrease in notes payable non-recourse
 due to terminations                        (44,572)   299,115
Decrease in security deposits
 and deferred credits                        44,572   (299,115)

                                          $    -     $    -

    Interest expense for the three months ended March 31, 1996 and 1995 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $16,008 and $62,470, respectively.

             ICON Cash Flow Partners, L.P., Series B
                (A Delaware Limited Partnership)

                  Notes to Financial Statements

                         March 31, 1996

                           (unaudited)
1. Basis of Presentation

   The financial statements included herein should be read in conjunction with the Notes to Financial Statements included in the Partnership's 1995 Annual
Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2. Investment in Joint Venture

   The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

   On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow
Partners, L.P., Series C ("Series C"), and ICON Cash Flow Partners L.P. Six
("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition
LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series C and L.P. Six contributed $1,000,000 (8.93% interest), $1,500,000 (13.39% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000.

   On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, (relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC.) The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.
             ICON Cash Flow Partners, L.P., Series B


                (A Delaware Limited Partnership)

            Notes to Financial Statements - Continued

   On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds were returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas
Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio, as well as the General Partner's servicing capabilities, were rated "A" by Duff
& Phelps, a nationally recognized rating agency. The General Partner, as servicer, is responsible for managing, servicing, reporting on, and administering the portfolio. All monies received from the portfolio are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest, and to ICON Asset Acquisition LLC, the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset
Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt. Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the three months ended March 31, 1996 is summarized below:

                                         March 31, 1996

            Assets                    $20,348,480

            Liabilities              13,758,762

            Equity                    $6,589,718

                                       Three Months Ended
                                    March 31, 1996

            Net income                $  76,571

3. Amendment to Partnership Agreement

   The Partnerships Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date.  The General Partner distributed a Definitive
Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement.  These amendments were agreed to and are  effective
from and after November 15, 1995.  The amendments:   (1) extend the Reinvestment
Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnerships obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management
             ICON Cash Flow Partners, L.P., Series B
                (A Delaware Limited Partnership)

            Notes to Financial Statements - Continued

fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000) will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

4. Related Party Transactions

   During the three months ended March 31, 1996 and 1995, the Partnership paid or accrued to the General Partner management fees of $12,746 and $23,058, respectively, and administrative expense reimbursements of $12,971 and $23,460, respectively. These fees and reimbursements were charged to operations.

   The payment of management fees have been deferred since September 1, 1993 and as of March 31, 1996, $368,652 in management fees have been accrued but not paid.

     Under the original Partnership Agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $
  for the three months ended March 31, 1996. These foregone management fees are not accruable in future years.

   The Partnership and two affiliates, Series E and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (see Note 2 for additional information relating to the joint venture).

   For the three months ended March 31, 1996 and 1995, there were no acquisition fees paid or accrued by the Partnership.
             ICON Cash Flow Partners, L.P., Series B

                (A Delaware Limited Partnership)


                             PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports or Amendments for the three months ended
March 31, 1996.

             ICON Cash Flow Partners, L.P., Series B
                (A Delaware Limited Partnership)



                           SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ICON CASH FLOW PARTNERS, L.P., SERIES B
                          File No. 33-28145 (Registrant)
                          By its General Partner,
                          ICON Capital Corp.





May 15, 1996              Charles Duggan
  Date                    Charles Duggan
                          Executive Vice President and
                          Chief Financial Officer
                          (Principal financial and account
                           officer of the
                          General Partner of the Registrant)
