Form 10-Q/A
period 1996-03-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 1996-07-09
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended   March 31, 1996

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from _________________ to ______________________

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

                                                      [ x] Yes     [  ] No

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


                         PART I - FINANCIAL INFORMATION



      The following financial statements of ICON Cash Flow Partners, L.P., Series B (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases representing 55%, 28%, 17% and less than 1% of total investments at March 31, 1996, respectively, and 76%, 9%, 14% and 1% of total investments at March 31, 1995, respectively.

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

      Expenses for the three months ended March 31, 1996 were ($174,813), representing a decrease of $367,506 from 1995. The decrease in expenses resulted primarily from a reversal of accrued and unpaid management fees of $228,906. This reversal was attributable to the solicitation of an affirmative vote of the limited partners to amend the Partnership agreement. The amendment, which was adopted on March 20, 1996, is effective from and after November 15, 1995, and specifically eliminates the Partnership's obligation to pay such fees. The decrease in expenses also resulted from a decrease in interest expense of $46,462 or 74%, a decrease in the provision for bad debts of $25,000 or 100%, a decrease in amortization of initial direct costs of $20,814 or 100%, a decrease in depreciation expense of $14,945 or 100%, and a decrease in administrative expense reimbursements of $10,489 or 45% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the three months ended March 31, 1996. Amortization of initial direct costs, depreciation expense, and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 March 31, 1996

                 General Partner's Discussion and Analysis of
                 Financial Condition and Results of Operations

      The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. As of March 20, 1996 these amendments were agreed to and are effective from and after November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000) will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

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

      As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                    March 31,       December 31,
                                                      1996              1995
       Assets

Cash                                               $   960,475      $   860,530
                                                   -----------      -----------

Investment in finance leases
   Minimum rents receivable ..................       2,060,391        2,315,053
   Estimated unguaranteed
     residual values .........................         248,997          498,371
   Initial direct costs ......................            --                  4
   Unearned income ...........................        (272,920)        (322,848)
   Allowance for doubtful accounts ...........        (145,992)        (116,767)
                                                   -----------      -----------
                                                     1,890,476        2,373,813
Investment in financings
   Receivables due in installments ...........       1,245,980        1,356,663
   Unearned income ...........................        (201,096)        (230,908)
   Allowance for doubtful accounts ...........         (47,798)         (47,798)
                                                   -----------      -----------
                                                       997,086        1,077,957

Equity investment in joint venture ...........         588,302          751,860
                                                   -----------      -----------

Investment in operating leases
   Equipment, at cost ........................         125,592          125,592
   Accumulated depreciation ..................        (124,955)        (124,955)
                                                   -----------      -----------
                                                           637              637
                                                   -----------      -----------

Other assets .................................          22,581            4,905
                                                   -----------      -----------

Total assets $ ...............................       4,459,557      $ 5,069,702
                                                   ===========      ===========

       Liabilities and Partners' Equity

Notes payable - non-recourse $ ...............         638,972      $   802,012
Accounts payable to General Partner
   and affiliates, net .......................         138,198          392,686
Accounts payable - other .....................         147,120          199,455
Security deposits and
   deferred credits ..........................          42,705          106,773
                                                   -----------      -----------
                                                       966,995        1,500,926

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                           Balance Sheets (continued)

                                   (unaudited)

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ..........................         (137,046)         (136,284)
  Limited partners (199,800 and
     200,000 units outstanding,
     $100 per unit original
     issue price in 1995 and 1994,
     respectively) .........................        3,629,608         3,705,060
                                                  -----------       -----------

Total partners' equity .....................        3,492,562         3,568,776
                                                  -----------       -----------

Total liabilities and
   partners' equity ........................      $ 4,459,557       $ 5,069,702
                                                  ===========       ===========





























See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                         1996             1995
Revenues

  Net gain on sales or remarketing
    of equipment ..............................       $ 104,571        $ 157,617
  Finance income ..............................          79,665          142,879
  Income from equity investment
    in joint venture ..........................           6,838           18,462
  Interest income and other ...................          11,990           20,775
  Rental income ...............................            --             28,593
                                                      ---------        ---------

  Total revenues ..............................         203,064          368,326
                                                      ---------        ---------

Expenses

  General and administrative ..................          25,110           22,942
  Interest ....................................          16,008           62,470
  Administrative expense
    reimbursements - General Partner ..........          12,971           23,460
  Amortization of initial
    direct costs ..............................               4           20,818
  Management fees - General Partner ...........        (228,906)          23,058
  Depreciation ................................            --             14,945
  Provision for bad debts .....................            --             25,000
                                                      ---------        ---------

  Total expenses ..............................        (174,813)         192,693
                                                      ---------        ---------

Net income $ ..................................         377,877        $ 175,633
                                                      =========        =========

Net income allocable to:
  Limited partners ............................       $ 374,098        $ 173,877
  General Partner .............................           3,779            1,756
                                                      ---------        ---------

                                                      $ 377,877        $ 175,633
                                                      =========        =========

Weighted average number of limited
  partnership units outstanding ...............         199,800          200,000
                                                      =========        =========

Net income per weighted average
  limited partnership unit ....................       $    1.87        $     .87
                                                      =========        =========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                   Statements of Changes in Partners' Equity

                 For the Three Months Ended March 31, 1996 and
               the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                      Limited Partner
                       Distributions

                   Return of  Investment   Limited       General
                    Capital     Income     Partners      Partner       Total
                      (Per weighted
                       average unit)
Balance at
  December 31, 1992                      $ 8,539,241   $ (87,492)  $ 8,451,749

Cash distributions
  to partners        $11.19   $1.14       (2,466,667)   ( 24,917)   (2,491,584)

Net income                                   228,481       2,308       230,789
                                        ------------    --------    ----------

Balance at
  December 31, 1993                       6,301,055     (110,101)    6,190,954

Cash distributions
  to partners        $7.07    $1.93      (1,800,000)     (18,182)   (1,818,182)

Net income                                  386,136        3,900       390,036
                                       ------------     --------    ----------

Balance at
  December 31, 1994                       4,887,191     (124,383)    4,762,808

Cash distributions
  to partners        $5.89    $3.11      (1,799,763)     (18,180)   (1,817,943)

Limited partnership
  units redeemed
  (200 units)                                (3,967)         -          (3,967)

Net income                                  621,599        6,279       627,878
                                       ------------     --------    ----------

Balance at
  December 31, 1995                       3,705,060     (136,284)    3,568,776

Cash distributions
  to partners        $ .38    $1.87        (449,550)      (4,541)     (454,091)

Net income                                  374,098        3,779       377,877
                                       ------------     --------    ----------

Balance at
  March 31, 1996                       $  3,629,608    $(137,046)   $3,492,562
                                       ============    =========    ==========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                        1996            1995
                                                        ----            ----
Cash flows from operating activities:
  Net income ...................................    $   377,877     $   175,633
                                                    -----------     -----------
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Finance income portion of receivables
        paid directly to lenders by lessees ....        (17,950)        (77,527)
     Amortization of initial direct costs ......              4          20,818
     Net gain on sales or
       remarketing of equipment ................       (104,571)       (157,617)
     Interest expense on non-recourse
        financing paid directly by lessees .....         16,008          53,882
     Collection of principal
       - non-financed receivables ..............        132,508         244,707
     Income from equity investment
       in joint venture ........................         (6,838)        (18,462)
     Distribution from equity
       investment in joint venture .............        170,396            --
     Depreciation ..............................           --            14,945
     Interest expense accrued
       on non-recourse debt ....................           --             8,588
     Changes in operating assets
       and liabilities:
        Allowance for doubtful accounts ........          2,725          22,799
        Accounts payable to General Partner
          and affiliates, net ..................       (254,488)          7,217
        Accounts payable - other ...............        (52,335)        (21,533)
        Security deposits and
          deferred credits .....................        (64,068)       (160,239)
        Other, net .............................         19,574         (42,149)
                                                    -----------     -----------

         Total adjustments .....................       (159,035)       (104,571)
                                                    -----------     -----------

     Net cash provided by
       operating activities ....................        218,842          71,062
                                                    -----------     -----------

Cash flows from investing activities:
  Proceeds from sales of equipment .............        335,194         797,368
  Equipment and receivables purchased ..........           --          (849,153)
  Investment in joint venture ..................           --        (1,000,000)
                                                    -----------     -----------

     Net cash provided by (used in)
       investing activities ....................        335,194      (1,051,785)
                                                    -----------     -----------

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                      1996              1995
                                                      ----              ----

  Cash distributions to partners .........          (454,091)          (454,545)
                                                 -----------        -----------

     Net cash used in
       financing activities ..............          (454,091)          (454,545)
                                                 -----------        -----------

Net increase (decrease) in cash ..........            99,945         (1,435,268)

Cash at beginning of period ..............           860,530          2,391,405
                                                 -----------        -----------

Cash at end of period ....................       $   960,475        $   956,137
                                                 ===========        ===========































See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

    During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                            1996         1995
                                                            ----         ----
Principal and interest on direct finance
  receivables paid directly to lenders by lessees ....   $ 102,460    $ 478,459
Principal and interest on non-recourse financing
 paid directly by lessees ............................    (102,460)    (478,459)

Decrease in notes payable non-recourse
  due to terminations ................................     (44,572)     299,115
Decrease in security deposits
  and deferred credits ...............................      44,572     (299,115)
                                                         ---------    ---------

                                                         $   -        $   -
                                                         =========    =========

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

                                            March 31, 1996

               Assets                         $20,348,480

               Liabilities                     13,758,762

               Equity                         $ 6,589,718
                                              ===========

                                          Three Months Ended
                                             March 31, 1996

               Net income                      $   76,571
                                               ==========

3.  Amendment to Partnership Agreement

    The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. These amendments were agreed to and are effective from and after November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                   Notes to Financial Statements - Continued

fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000) will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

4.  Related Party Transactions

    For the three months ended March 31, 1996, due to the approval of the amendments as discussed in Note 3, the Partnership reversed accrued and unpaid management fees in the amount of $228,906. During the three months ended March 31, 1995, the Partnership paid or accrued to the General Partner management fees of $23,058 and administrative expense reimbursements $23,460. These fees and reimbursements were charged to operations. The payment of the remaining management fees have been deferred and as of March 31, 1996, $127,000 in management fees have been accrued but not paid (see Note 2).

    The Partnership and two affiliates, Series E and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (see Note 2 for additional information relating to the joint venture).

    For the three months ended March 31, 1996 and 1995, there were no acquisition fees paid or accrued by the Partnership.

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

                                ICON CASH FLOW PARTNERS, L.P., SERIES B
                                File No. 33-28145 (Registrant)
                                By its General Partner,
                                ICON Capital Corp.





July 8, 1996                    Charles Duggan
_____________                   _______________________________
    Date                        Charles Duggan
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal financial and account officer of the General Partner of the Registrant)