Form 10-Q
period 1996-06-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 1996-08-13
CIK 849278

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                       June 30, 1996
                     -----------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 -

For the transition period from              to

Commission File Number     33-28145

                     ICON Cash Flow Partners, L.P., Series B
             (Exact name of registrant as specified in its charter)


         Delaware                                       13-3518939
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


 600 Mamaroneck Avenue, Harrison, New York                          10528
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

                                    June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases of 49%, 36%, 15% and less than 1% of total investments at June 30, 1996, respectively, and 70%, 15%, 14% and 1% of total investments at June 30, 1995, respectively.

Three Months Ended June 30, 1996 and 1995

Results of Operations

      For the three months ended June 30, 1996 and 1995, the Partnership  leased
or  financed   equipment   with  an  initial  cost  of  $523,964  and  $599,163,
respectively to 54 and 27 lessees or equipment users, respectively.

      Revenues for the three months ended June 30, 1996 were $121,474, representing a decrease of $100,884 or 45% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $51,664 or 39% and rental income of $28,593 or 100% from 1995. Results were also affected by a decrease in net gain on sales or remarketing of equipment of $952 or 4% and a decrease in interest income and other of $3,326 or 31% from 1995. The overall decrease in finance income resulted from the decrease in the size of the average portfolio from 1995 to 1996. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. Rental income decreased due to the Partnership's reduced investment in operating leases. The decrease in interest income and other resulted from the decrease in the average cash balance from 1995 to 1996.

      Expenses for the three months ended June 30, 1996 were $65,354, representing a decrease of $79,908, or 55% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $38,421 or 75% and a decrease in management fees of $21,255 or 100% from 1995. Results were also affected by a decrease in amortization of initial direct costs of $5,857 or 100%, a decrease in depreciation expense of $14,945 or 100%, a decrease in administrative expense reimbursements of $8,470 or 40%, and an increase in general and administrative expense of $9,040 or 30% from 1995. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1995 to 1996. Amortization of initial direct costs, depreciation expense and administrative expense reimbursements, decreased due to the decrease in the average size of the portfolio from 1995 to 1996. The decrease in management fees was attributable to an amendment to the Partnership agreement, which was adopted on March 20, 1996. The amendment eliminates the Partnership's obligation to pay management fees effective from and after November 15, 1995.

      Net income for the three  months  ended June 30, 1996 and 1995 was $56,120
and  $77,096,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.28 and $.38 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended June 30, 1996 and 1995 were net cash provided by operations of $273,158 and $205,814, respectively, and proceeds from sales of equipment of $31,942 and $434,573, respectively. These funds, along with previously accumulated excess cash from operations and proceeds from sales of equipment, were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash accumulated from prior periods, cash from operations, proceeds from sales of equipment and borrowings.

      Cash distributions to limited partners for the three months ended June 30, 1996 and 1995, which were paid monthly, totaled $449,550 and $450,000, respectively, of which $55,559 and $76,325 was investment income and $393,991 and $373,675 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00%, of which 1.11% and 1.53% was investment income and 7.89% and 7.47% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended June 30, 1996 and 1995 was $2.25, of which $.28 and $.38 was investment income and $1.97 and $1.87 was a return of capital, respectively. The Partnership had non-recourse notes payable at June 30, 1996 and 1995 of $517,586 and $2,438,493, respectively.

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                                    June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

Six Months Ended June 30, 1996 and 1995

Results of Operations

      For the six months ended June 30, 1996 and 1995, the Partnership leased or financed equipment with an initial cost of $523,964 and $1,491,729 to 27 and 40 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 42 and 53 months, respectively.

      Revenues for the six months ended June 30, 1996 were $324,538, representing a decrease of $266,147 or 45% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $114,878 or 42%, a decrease in rental income of $57,186 or 100% and a decrease in income from equity investment in joint venture of $27,974 or 6% from 1995. Results were also affected by a decrease in net gain on sales or remarketing of equipment of $53,998 or 29% and a decrease in interest income and other of $12,111 or 39% from 1995. The overall decrease in finance income resulted from the decrease in the average size of the portfolio from 1995 to 1996. Rental income decreased due to the Partnership's reduced investment in operating leases. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in interest income and other resulted from the decrease in the average cash balance from 1995 to 1996.

      Expenses for the six months ended June 30, 1996 were ($109.459), representing a decrease of $447,414 from 1995. The decrease in expenses resulted primarily from a reversal of accrued and unpaid management fees of $228,906. This reversal was attributable to the solicitation of an affirmative vote of the limited partners to amend the Partnership agreement. The amendment, which was adopted on March 20, 1996, is effective from and after November 15, 1995, and specifically eliminates the Partnership's obligation to pay such fees. The decrease in expenses also resulted from a decrease in interest expense of $84,883 or 75%, a decrease in the provision for bad debts of $25,000 or 100%, a decrease in amortization of initial direct costs of $26,671 or 100%, a decrease in depreciation expense of $29,890 or 100%, and a decrease in administrative expense reimbursements of $18,959 or 42% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the six months ended June 30, 1996. Amortization of initial direct costs, depreciation expense, and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio.

      Net income for the six months ended June 30, 1996 and 1995 was $433,997 and $252,730, respectively. The net income per weighted average limited partnership unit was $2.15 and $1.25 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1996 and 1995 were net cash provided by operations of $491,900 and $276,877, respectively, proceeds from sales of equipment of $367,136 and $1,123,941, respectively. These funds, along with previously accumulated excess cash from operations and proceeds from sales of equipment, were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash accumulated from prior periods, cash from operations, proceeds from sales of equipment and borrowings.

      Cash distributions to limited partners for the six months ended June 30, 1996 and 1995, which were paid monthly, totaled $899,100 and $900,000, respectively, of which $429,657 and $250,203 was investment income and $469,443 and $649,797 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00% for 1996 and 1995, of which 4.30% and 2.50% was investment income and 4.70% and 6.50% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1996 and 1995 was $4.50, of which $2.15 and $1.25 was investment income and $2.35 and $3.25 was a return of capital, respectively.

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                                    June 30, 1996

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

      As of June 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

New Accounting Pronouncement
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996. The new standard is similar to the Partnership's existing accounting policies relating to the impairment of estimated residual values. As a result, adoption of SFAS No. 121 in the first quarter of 1996 had no impact on the Partnership's financial statements.

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                                   Balance Sheets

                                     (unaudited)

                                                       June 30,     December 31,
                                                         1996          1995
       Assets

Cash .............................................   $   287,420    $   860,530
                                                     -----------    -----------

Investment in finance leases
  Minimum rents receivable .......................     1,888,454      2,315,053
  Estimated unguaranteed residual values .........       245,026        498,371
  Initial direct costs ...........................          --                4
  Unearned income ................................      (262,161)      (322,848)
  Allowance for doubtful accounts ................      (125,445)      (116,767)
                                                     -----------    -----------
                                                       1,745,874      2,373,813

Investment in financings
  Receivables due in installments ................     1,657,150      1,356,663
  Unearned income ................................      (279,038)      (230,908)
  Allowance for doubtful accounts ................       (47,798)       (47,798)
                                                     -----------    -----------
                                                       1,330,314      1,077,957

Equity investment in joint venture ...............       566,468        751,860
                                                     -----------    -----------

Investment in operating leases
  Equipment, at cost .............................       125,592        125,592
  Accumulated depreciation .......................      (124,955)      (124,955)
                                                     -----------    -----------
                                                             637            637
                                                     -----------    -----------

Other assets .....................................        43,499          4,905
                                                     -----------    -----------

Total assets .....................................   $ 3,974,212    $ 5,069,702
                                                                    ===========

       Liabilities and Partners' Equity

Notes payable - non-recourse .....................   $   517,486    $   802,012
Accounts payable to General Partner and
  affiliates, net ................................       159,051        392,686
Accounts payable - other .........................       154,196        199,455
Security deposits and deferred credits ...........        48,888        106,773
                                                     -----------    -----------
                                                         879,621      1,500,926

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ................................      (141,026)      (136,284)
  Limited partners (199,800 and 200,000
    units outstanding,  $100 per unit original
    issue price in 1995 and 1994, respectively) ..     3,235,617      3,705,060
                                                     -----------    -----------

Total partners' equity ...........................     3,094,491      3,568,776
                                                                    -----------

Total liabilities and partners' equity ...........   $ 3,974,212    $ 5,069,702
                                                     ===========    ===========



See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                              Statements of Operations

                                     (unaudited)


                                    For the Three Months    For the Six Months
                                       Ended June 30,         Ended June 30,
                                        1996      1995        1996      1995
                                        ----      ----        ----      ----

Revenues

  Finance income .................   $  80,155 $ 131,819  $ 159,820  $ 274,698
  Net gain on sales or
    remarketing of equipment .....      24,660    25,612    129,231    183,229
  Income from equity investment
    in joint venture .............       9,421    25,770     16,259     44,233
  Rental income ..................        --      28,593       --       57,186
  Interest income and other ......       7,238    10,564     19,228     31,339
                                     --------- ---------  ---------  ---------

  Total revenues .................     121,474   222,358    324,538    590,685
                                     --------- ---------  ---------  ---------

Expenses

  General and administrative .....      39,418    30,378     64,528     53,320
  Interest .......................      12,990    51,411     28,998    113,881
  Administrative expense
   reimbursement
   - General Partner .............      12,945    21,415     25,916     44,875
  Amortization of initial
   direct costs .................            1     5,858          5     26,676
  Management fee
   - General Partner ............         --      21,255   (228,906)    44,313
  Depreciation ...................        --      14,945       --       29,890
  Provision for bad debts ........        --        --         --       25,000
                                     --------- ---------  ---------  ---------

  Total expenses .................      65,354   145,262   (109,459)   337,955
                                     --------- ---------  ---------  ---------

Net income .......................   $  56,120 $  77,096  $ 433,997  $ 252,730
                                     ========= =========  =========  =========

Net income allocable to:
  Limited partners ...............   $  55,559 $  76,325  $ 429,657  $ 250,203
  General Partner ................         561       771      4,340      2,527
                                     --------- ---------  ---------  ---------

                                     $  56,120 $  77,096  $ 433,997  $ 252,730
                                     ========= =========  =========  =========
Weighted average number of limited
  partnership units outstanding ..     199,800   200,000    199,800    200,000
                                     ========= =========  =========  =========

Net income per weighted average
  limited partnership unit .......   $     .28 $     .38  $    2.15  $    1.25
                                     ========= =========  =========  =========







See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                      Statements of Changes in Partners' Equity

                     For the Six Months Ended June 30, 1996 and
                  the Years Ended December 31, 1995, 1993 and 1992

                                     (unaudited)


                               Limited Partner
                                Distributions

                             Return of Investment  Limited     General
                              Capital    Income    Partners    Partner       Total
                                (Per weighted
                                 average unit)

Balance at December 31, 1992                     $ 8,539,241  $ (87,492)  $ 8,451,749

Cash distributions to partners  $11.19  $1.14     (2,466,667)   (24,917)   (2,491,584)

Net income                                           228,481      2,308       230,789
                                                  ----------   --------    ----------

Balance at December 31, 1993                       6,301,055   (110,101)    6,190,954

Cash distributions to partners  $ 7.07  $1.93     (1,800,000)   (18,182)   (1,818,182)

Net income                                           386,136      3,900       390,036
                                                  ----------   --------    ----------

Balance at December 31, 1994                       4,887,191   (124,383)   4,762,808

Cash distributions to partners  $ 5.89  $3.11     (1,799,763)   (18,180)  (1,817,943)

Limited partnership units
 redeemed (200 units)                                 (3,967)      -          (3,967)

Net income                                           621,599      6,279      627,878
                                                  ----------   --------   ----------

Balance at December 31, 1995                       3,705,060   (136,284)   3,568,776

Cash distributions to partners  $ 2.35  $2.15       (899,100)    (9,082)    (908,182)

Net income                                           429,657      4,340      433,997
                                                  ----------   --------   ----------

Balance at June 30, 1996                         $ 3,235,617  $(141,026) $ 3,094,591
                                                 ===========  =========  ===========













See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                              Statements of Cash Flows

                          For the Six Months Ended June 30,

                                     (unaudited)

                                                                1996           1995
                                                                ----           ----


Cash flows provided by operating activities:
  Net income ...........................................   $   433,997    $   252,730
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation .......................................          --           29,890
    Finance income portion of receivables paid
     directly to lenders by lessees ....................       (33,081)      (142,838)
    Amortization of initial direct costs ...............             5         26,676
    Net gain on sales or remarketing of equipment ......      (129,231)      (183,229)
    Interest expense on non-recourse financing paid
     directly by lessees ...............................        28,998         96,916
    Interest expense accrued on non-recourse debt ......          --           16,965
    Collection of principal - non-financed receivables .       285,673        532,439
    Income from equity investment in joint venture .....       (16,259)       (44,233)
    Distribution from investment in joint venture ......       201,651         31,545
    Rental income - assigned operating lease receivables          --             --
    Changes in operating assets and liabilities:
     Allowance for doubtful accounts ...................        (8,395)        (2,440)
     Accounts payable to General Partner and
      affiliates, net ..................................      (233,635)        21,557
     Accounts payable - other ..........................       (45,259)       (15,920)
     Security deposits and deferred credits ............       (57,886)      (261,384)
     Other assets ......................................       (12,094)       (23,200)
     Other, net ........................................        77,416        (58,597)
                                                           -----------    -----------

        Total adjustments ..............................        57,903         24,147
                                                           -----------    -----------

    Net cash provided by operating activities ..........       491,900        276,877
                                                           -----------    -----------

Cash flows provided by (used in) investing activities:
  Proceeds from sales of equipment .....................       367,136      1,231,941
  Investment in joint venture ..........................          --       (1,000,000)
  Equipment and receivables purchased ..................      (523,964)    (1,444,381)

    Net cash used in investing activities ..............      (156,828)    (1,212,440)
                                                           -----------    -----------

Cash flows used in financing activities:
  Cash distributions to partners .......................      (908,182)      (909,091)
                                                           -----------    -----------

    Net cash used in financing activities ..............      (908,182)      (909,091)
                                                           -----------    -----------

Net decrease in cash ...................................      (573,110)    (1,844,654)

Cash, beginning of period ..............................       860,530      2,391,405
                                                           -----------    -----------

Cash, end of period ....................................   $   287,420    $   546,751
                                                           ===========    ===========


See accompanying notes to financial statements.

                      ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                        Statements of Cash Flows (continued)

                                     (unaudited)

Supplemental Disclosures of Cash Flow Information

    During the six months ended June 30, 1996 and 1995, non-cash activities included the following:

                                                          1996          1995
                                                          ----          ----
Principal and interest on direct finance
  receivables paid directly to lenders by lessees    $   268,958    $   930,668
Principal and interest on non-recourse financing
 paid directly by lessees ........................      (268,958)      (930,668)

Decrease in notes payable non-recourse
  due to terminations ............................       (44,572)      (744,493)
Increase (decrease) in security deposits
  and deferred credits ...........................        44,572       (299,114)
Decrease in investment in finance leases
  due to terminations ............................          --        1,043,607
                                                     -----------    -----------

                                                     $     --       $    --
                                                     ===========    ===========

      Interest expense for the six months ended June 30, 1996 and 1995 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $28,998 and $113,881, respectively.

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                            Notes to Financial Statements

                                    June 30, 1996

                                     (unaudited)

1.  Basis of Presentation

    The financial statements included herein should be read in conjunction with the Notes to Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2.  New Accounting Pronouncement

    In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

    The Partnership's existing policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

    The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

    As a result, the Partnership's policy with respect to measurement and recognition of an impairment loss associated with estimated residual values is consistent with the requirements of SFAS No. 121 and, therefore, the Partnership's adoption of this Statement in the first quarter of 1996 had no material effect on the financial statements.

3.  Investment in Joint Venture

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

    On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P. Series C ("Series C"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series C and L.P. Six contributed $1,000,000 (8.93% interest), $1,500,000 (13.39% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. ICON Asset Acquisition LLC established a warehouse line of credit with ContiTrade Services Corp. with a maximum amount available of $20,000,000. The warehouse line expires on August 31, 1995 and borrowings under the line bear interest at the rate of LIBOR plus 3%. The Partnership's 8.93% investment in ICON Asset Acquisition LLC, which is accounted for under the equity method, totaled $1,012,688 at June 30, 1996. The General Partner manages and controls the business affairs of the Partnership, Series C and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Profits, losses, excess cash and disposition proceeds are allocated to the Partnership in direct relation to its respective interest in the joint venture.

    On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition L.L.C. The purchase price of the portfolio totaled $27,854,266, the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)

                      Notes to Financial Statements - Continued

overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

    On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds were returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio, as well as the General Partner's servicing capabilities, were rated "A" by Duff & Phelps, a nationally recognized rating agency. The General Partner, as servicer, is responsible for managing, servicing, reporting on, and administering the portfolio. All monies received from the portfolio are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest, and to ICON Asset Acquisition LLC, the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt. Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the three months ended June 30, 1996 is summarized below:

                                             June 30, 1996

               Assets                         $18,156,505

               Liabilities                     11,811,289

               Equity                         $ 6,345,216
                                              ===========

                                            Six Months Ended
                                              June 30, 1996

               Net income                      $  182,069
                                               ==========

4.  Amendment to Partnership Agreement

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

5.  Related Party Transactions

    For the six months ended June 30, 1996, due to the approval of the amendments as discussed in Note 3, the Partnership reversed accrued and unpaid management fees in the amount of $228,906. During the six months ended June 30, 1995, the Partnership paid or accrued to the General Partner management fees of $44,313. For the six months ended June 30, 1996 and 1995, the Partnership paid or accrued to the General Partner administrative expense reimbursements of $25,916 and $44,875 respectively, which were charged to operations. The payment of the remaining management fees have been deferred and as of March 31, 1996, $127,000 in management fees have been accrued but not paid (see Note 2).

    The Partnership and two affiliates, Series E and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (see Note 2 for additional information relating to the joint venture).

    For the six months ended June 30, 1996 and 1995, there were no acquisition fees paid or accrued by the Partnership.

                       ICON Cash Flow Partners, L.P., Series B
                          (A Delaware Limited Partnership)


                                       PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any amendments during the six months ended June 30, 1996.

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

                                    ICON CASH FLOW PARTNERS, L.P., SERIES B
                                    File No. 33-28145 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.





August 13, 1996                     Charles Duggan
                                    -------------------------------------------
     Date                           Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)