Form 10-Q
period 1996-09-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 1996-11-14
CIK 849278

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549


                                              FORM 10-Q


[x ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934

For the period ended              September 30, 1996
                     ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to
                               -----------------    --------------------------

Commission File Number                     33-28145
                         -----------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                             13-3518939
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                 600 Mamaroneck Avenue, Harrison, New York 10528
--------------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip code)


                                 (914) 698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [ x] Yes     [  ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                   (unaudited)

                                                   September 30,    December 31,
                                                       1996            1995
                                                       ----           ----
       Assets

Cash .............................................   $   248,954    $   860,530
                                                     -----------    -----------

Investment in finance leases
  Minimum rents receivable .......................     1,609,098      2,315,053
  Estimated unguaranteed residual values .........       214,012        498,371
  Initial direct costs ...........................          --                4
  Unearned income ................................      (221,062)      (322,848)
  Allowance for doubtful accounts ................      (125,188)      (116,767)
                                                     -----------    -----------
                                                       1,476,860      2,373,813
                                                     -----------    -----------

Investment in financings
  Receivables due in installments ................     1,510,843      1,356,663
  Unearned income ................................      (242,714)      (230,908)
  Allowance for doubtful accounts ................       (47,798)       (47,798)
                                                     -----------    -----------
                                                       1,220,331      1,077,957
                                                     -----------    -----------

Equity investment in joint venture ...............       403,982        751,860
                                                     -----------    -----------

Investment in operating leases
  Equipment, at cost .............................       125,592        125,592
  Accumulated depreciation .......................      (124,955)      (124,955)
                                                     -----------    -----------
                                                             637            637
                                                     -----------    -----------

Other assets .....................................        50,200          4,905
                                                     -----------    -----------

Total assets .....................................   $ 3,400,964    $ 5,069,702
                                                     ===========    ===========

       Liabilities and Partners' Equity

Notes payable - non-recourse .....................   $   392,908    $   802,012
Accounts payable to General Partner
  and affiliates, net ............................       149,435        392,686
Accounts payable - other .........................       141,205        199,455
Security deposits and deferred credits ...........        17,120        106,773
                                                     -----------    -----------
                                                         700,668      1,500,926
                                                     -----------    -----------

Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ................................      (144,969)      (136,284)
  Limited partners (199,800 and 200,000
    units outstanding,  $100 per unit original
    issue price in 1996 and 1995, respectively) ..     2,845,265      3,705,060
                                                     -----------    -----------

Total partners' equity ...........................     2,700,296      3,568,776
                                                     -----------    -----------

Total liabilities and partners' equity ...........   $ 3,400,964    $ 5,069,702
                                                     ===========    ===========
See accompanying notes to financial statements

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)


                                                                       For the Three Months                  For the Nine Months
                                                                        Ended September 30,                  Ended September 30,
                                                                      1996             1995                1996               1995
                                                                      ----             ----                ----               ----

Revenues

   Finance income ........................................         $  77,247         $ 119,598          $ 237,067          $ 394,296
   Net gain on sales or
     remarketing of equipment ............................            24,737           (32,868)           153,968            150,361
   Income from equity investment
     in joint venture ....................................             4,952             6,939             21,211             51,172
   Rental income .........................................              --              28,593               --               85,779
   Interest income and other .............................             3,345             9,278             22,572             40,617
                                                                   ---------         ---------          ---------          ---------

   Total revenues ........................................           110,281           131,540            434,818            722,225
                                                                   ---------         ---------          ---------          ---------

Expenses

   General and administrative ............................            27,664            15,861             92,191             69,181
   Interest ..............................................             9,896            44,289             38,895            158,170
   Administrative expense reimbursement
     - General Partner ...................................            12,924            20,894             38,840             65,769
   Amortization of initial direct costs ..................              --               4,044                  5             30,720
   Management fees - General Partner .....................              --              19,149           (228,906)            63,462
   Depreciation ..........................................              --              14,945               --               44,835
   Provision for bad debts ...............................              --                --                 --               25,000
                                                                   ---------         ---------          ---------          ---------

   Total expenses ........................................            50,484           119,182            (58,975)           457,137
                                                                   ---------         ---------          ---------          ---------

Net income ...............................................         $  59,797         $  12,358          $ 493,793          $ 265,088
                                                                   =========         =========          =========          =========

Net income allocable to:
   Limited partners ......................................         $  59,199         $  12,234          $ 488,855          $ 262,437
   General Partner .......................................               598               124              4,938              2,651
                                                                   ---------         ---------          ---------          ---------

                                                                   $  59,797         $  12,358          $ 493,793          $ 265,088
                                                                   =========         =========          =========          =========
Weighted average number of limited
   partnership units outstanding .........................           199,800           200,000            199,800            200,000
                                                                   =========         =========          =========          =========

Net income per weighted average
   limited partnership unit ..............................         $     .30         $     .06          $    2.45          $    1.31
                                                                   =========         =========          =========          =========




See accompanying notes to financial statements.





                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1996 and the Years Ended December 31, 1995, 1993 and 1992

                                   (unaudited)


                            Limited Partner Distributions

                              Return of     Investment           Limited          General
                                Capital       Income            Partners          Partner        Total
                             (Per weighted average unit)

Balance at December 31, 1992 .                                  $ 8,539,241    $   (87,492)   $ 8,451,749

Cash distributions to partners   $11.19        $1.14             (2,466,667)       (24,917)    (2,491,584)

Net income ...................                                      228,481          2,308        230,789
                                                                -----------    -----------    -----------

Balance at December 31, 1993 .                                    6,301,055       (110,101)     6,190,954

Cash distributions to partners   $ 7.07        $1.93             (1,800,000)       (18,182)    (1,818,182)

Net income ...................                                      386,136          3,900        390,036
                                                                -----------    -----------    -----------

Balance at December 31, 1994 .                                    4,887,191       (124,383)     4,762,808

Cash distributions to partners   $ 5.89        $3.11             (1,799,763)       (18,180)    (1,817,943)

Limited partnership units
 redeemed (200 units) ........                                       (3,967)          --           (3,967)

Net income ...................                                      621,599          6,279        627,878
                                                                -----------    -----------    -----------

Balance at December 31, 1995 .                                    3,705,060       (136,284)     3,568,776

Cash distributions to partners   $ 4.30        $2.45             (1,348,650)       (13,623)    (1,362,273)

Net income ...................                                      488,855          4,938        493,793
                                                                -----------    -----------    -----------

Balance at September 30, 1996                                   $ 2,845,265    $  (144,969)   $ 2,700,296
                                                                ===========    ===========    ===========








See accompanying notes to financial statements.





                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)


                                                                    1996           1995
                                                                    ----           ----

Cash flows provided by operating activities:
   Net income ...............................................   $   493,794    $   278,483
                                                                -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation ...........................................          --           44,835
     Finance income portion of receivables paid
      directly to lenders by lessees ........................       (45,325)      (197,798)
     Amortization of initial direct costs ...................             5         30,720
     Net gain on sales or remarketing of equipment ..........      (153,968)      (150,361)
     Interest expense on non-recourse financing paid
      directly by lessees ...................................        38,895        133,522
     Interest expense accrued on non-recourse debt ..........          --           24,648
     Collection of principal - non-financed receivables .....       447,925        681,149
     Income from equity investment in joint venture .........       (21,211)       (64,567)
     Distribution from investment in joint venture ..........       369,089         31,545
     Rental income - assigned operating lease receivables ...          --             --
     Changes in operating assets and liabilities:
      Allowance for doubtful accounts .......................         8,354         22,119
      Accounts payable to General Partner and affiliates, net      (243,251)       133,783
      Accounts payable - other ..............................       (58,250)       (22,618)
      Security deposits and deferred credits ................       (89,653)      (361,715)
      Other assets ..........................................       (18,796)       (14,763)
      Other, net ............................................        91,310        (31,634)
                                                                -----------    -----------

         Total adjustments ..................................       325,124        258,865
                                                                -----------    -----------

     Net cash provided by operating activities ..............       818,918        537,348
                                                                -----------    -----------

Cash flows provided by (used for) investing activities:
   Equipment and receivables purchased ......................      (523,964)    (1,527,302)
   Investment in joint venture ..............................          --       (1,000,000)
   Proceeds from sales of equipment .........................       455,743      1,595,693
                                                                -----------    -----------

     Net cash used for investing activities .................       (68,221)      (931,609)
                                                                -----------    -----------

Cash flows used in financing activities:
   Cash distributions to partners ...........................    (1,362,273)    (1,363,636)
                                                                -----------    -----------

     Net cash used for financing activities .................    (1,362,273)    (1,363,636)
                                                                -----------    -----------

Net decrease in cash ........................................      (611,576)    (1,757,897)

Cash, beginning of period ...................................       860,530      2,391,405
                                                                -----------    -----------

Cash, end of period .........................................   $   248,954    $   633,508
                                                                ===========    ===========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

     During the nine months ended September 30, 1996 and 1995, non-cash activities included the following:

                                                          1996          1995
                                                          ----          ----
Principal and interest on direct finance
  receivables paid directly to lenders by lessees    $   403,428    $   930,668
Principal and interest on non-recourse financing
 paid directly by lessees ........................      (403,428)      (930,668)

Decrease in notes payable non-recourse
  due to terminations ............................       (44,572)      (744,493)
Increase (decrease) in security deposits
  and deferred credits ...........................        44,572       (299,114)
Decrease in investment in finance leases
  due to terminations ............................          --        1,043,607
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

       Interest expense for the nine months ended September 30, 1996 and 1995 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $38,895 and $158,170, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1996

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

ICON Asset Acquisition LLC, which is accounted for under the equity method, totaled $1,012,688 at September 30, 1996. The General Partner manages and controls the business affairs of the Partnership, Series C and L.P. Six. As a result of this common control and the Partnership's ability to influence the activities of the joint venture, the Partnership's investment in the joint venture is accounted for under the equity method. Profits, losses, excess cash and disposition proceeds are allocated to the Partnership in direct relation to its respective interest in the joint venture.

     On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing lease portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition L.L.C. The purchase price of the portfolio totaled $27,854,266, the underlying equipment consists of graphic arts and printing equipment and the terms of the leases range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent, and, which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

     On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio. Proceeds from the securitization were used to pay down its existing line of credit and excess proceeds were returned to the Partnership based on its pro rata interest. ICON Asset Acquisition LLC became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") is treated as the lender to the trust. The trustee for the trust is Texas Commerce Bank ("TCB"). In conjunction with this securitization, the portfolio, as well as the General Partner's servicing capabilities, were rated "A" by Duff & Phelps, a nationally recognized rating agency. The General Partner, as servicer, is responsible for managing, servicing, reporting on, and administering the portfolio. All monies received from the portfolio are remitted to TCB. TCB is responsible for disbursing to Prudential its respective principal and interest, and to ICON Asset Acquisition LLC, the excess of cash collected over debt service from the portfolio. ICON Asset Acquisition LLC accounts for this investment as an investment in finance leases and financings. Prudential's investment in the trust is accounted for as non-recourse debt on ICON Asset Acquisition LLC's books and records. All monies received and remitted to TCB from the securitized portfolio are accounted for as a reduction in related finance lease and financing receivables and all amounts paid to Prudential by TCB are accounted for as a reduction of non-recourse debt. Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the three months ended September 30, 1996 is summarized below:

                                                      September 30, 1996

                  Assets                               $   14,618,581
                                                       ==============

                  Liabilities                              10,092,913

                  Equity                               $    4,525,668
                                                       ==============

                                                     Nine Months Ended
                                                     September 30, 1996

                  Net income                            $     237,521
                                                        =============

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.   Amendment to Partnership Agreement

     The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. These amendments were agreed to and are effective from and after November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000) will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner and until the limited partners have received their cummulative unpaid distribution, or the difference between 14% and 9%, the $127,000 will continue to be deferred.

5.   Related Party Transactions

     For the nine months ended September 30, 1996, due to the approval of the amendments as discussed in Note 3, the Partnership reversed accrued and unpaid management fees in the amount of $228,906. During the nine months ended September 30, 1995, the Partnership paid or accrued to the General Partner management fees of $63,462. For the nine months ended September 30, 1996 and 1995, the Partnership paid or accrued to the General Partner administrative expense reimbursements of $38,840 and $25,916 respectively, which were charged to operations.

     The Partnership and two affiliates, Series E and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (see Note 2 for additional information relating to the joint venture).

     For the nine months ended September 30, 1996 and 1995, there were no acquisition fees paid or accrued by the Partnership.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture, and operating leases representing 54%, 43%, 14% and less than 1% of total investments at September 30, 1996, respectively, and 66%, 19%, 15% and 1% of total investments at September 30, 1995, respectively.

Three Months Ended September 30, 1996 and 1995

     For the three months ended September 30, 1995 the Partnership leased or financed equipment with an initial cost of $82,920, to 3 lessees or equipment users.

Results of Operations

     Revenues for the three months ended September 30, 1996 were $110,281, representing a decrease of $34,655 or 24% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $42,351 or 35% from 1995. Results were also affected by a decrease in rental income of $28,593 or 100%, a decrease in income from joint venture of $15,382 or 76% and a decrease in interest income of $5,933 or 64% from 1995. The decrease in these revenues was partially offset by an increase in income from net gain on sales or remarketing of equipment of $57,605. The increase in net gain on sales or remarketing of equipment resulted from equipment being sold or remarketed for proceeds which were greater than the remaining carrying value of the equipment. The overall decrease in finance income resulted from the decrease in the average size of the portfolio from 1995 to 1996. Interest income and other decreased due to a decrease in the average cash balance from 1995 to 1996. The decrease in rental income resulted from the Partnership's reduced investment in operating leases.

     Expenses for the three months ended September 30, 1996 were $50,484, representing a decrease of $68,698 or 58% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $34,392 or 78% from 1995. Results were also affected by a decrease in management fees of $19,149 or 100%, a decrease in administrative expense reimbursements of $7,970 or 38%, a decrease in amortization of initial direct costs of $4,044 or 100% and a decrease in depreciation expense of $14,945 or 100%. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. The decrease in management fees was attributable to an amendment to the Partnership Agreement, which was adopted on March 20, 1996. The amendment eliminates the partnership's obligation to pay management fees effective from and after November 15, 1995.

     Net income for the three months ended September 30, 1996 and 1995 was $59,797 and $25,753, respectively. The net income per weighted average limited partnership unit was $.30 and $.13 for 1996 and 1995, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended September 30, 1996 and 1995 were net cash provided by operations of $326,917 and $260,471, respectively, and proceeds from sales of equipment of $455,743 and $363,752, respectively. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

     Cash distributions to limited partners for the three months ended September 30, 1996 and 1995, which were paid monthly, totaled $449,550 and $450,000, of which $59,198 and $25,495 was investment income and $390,352 and $424,505 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00%, of which 1.17% and .51% was investment income and 7.83% and 8.49% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended September 30, 1996 and 1995 was $2.25, of which $.30 and $.13 was investment income and $1.95 and $2.12 was a return of capital, respectively. The
Partnership had non-recourse notes payable at September 30, 1996 and 1995 of $392,908 and $1,531,789, respectively.

Nine Months Ended September 30, 1996 and 1995

     For the nine months ended September 30, 1996 and 1995 the Partnership leased or financed equipment with an initial cost of $523,964 and $1,574,649 to 17 and 43 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 55 and 53 months, respectively.

Results of Operations

     Revenues for the nine months ended September 30, 1996 were $434,818, representing a decrease of $300,802 or 41% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $157,229 or 40% and a decrease in rental income of $85,779 or 100% from 1995. Results were also affected by a decrease in equity investment in joint venture of $43,356 or 67% and a decrease in interest income and other of $18,045 or 44% from 1995. The decrease in these revenues was partially offset by an increase in income from net gain on sales or remarketing of equipment of $3,607. The overall decrease in finance income resulted from the decrease in the average size of the portfolio from 1995 to 1996. The decrease in rental income resulted from the Partnership's reduced investment in operating leases. Interest income and other decreased due to a decrease in the average cash balance from 1995 to 1996.

     Expenses for the nine months ended September 30, 1996 were ($58,975), representing a decrease of $516,112 from 1995. The decrease in expenses resulted primarily from a reversal of accrued and unpaid management fees of $228,906. This reversal was attributable to the solicitation of an affirmative vote of the limited partners to amend the Partnership agreement. The amendment, which was adopted on March 20, 1996 is effective from and after November 15, 1995 and specifically eliminates the Partnership's obligation to pay such fees. The decrease in expenses also resulted from a decrease in interest expense of $119,275 or 75% , a decrease in the provision for bad debts of $25,000 or 100%, a decrease in amortization of initial direct costs of $30,715 or 100%, a decrease in depreciation expense of $44,835 or 100%, and a decrease in administrative expense reimbursements of $26,929 or 40% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the nine months ended September 30, 1996. Amortization of initial direct costs, depreciation expense, and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio.

     Net income for the nine months ended September 30, 1996 and 1995 was $493,793 and $278,483, respectively. The net income per weighted average limited partnership unit was $2.45 and $1.38 for 1996 and 1995, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended September 30, 1996 and 1995 were net cash provided by operations of $818,918 and $537,348, respectively, and proceeds from sales of equipment of $455,743 and $1,595,693, respectively. These funds were used to purchase equipment, fund cash distributions and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the nine months ended September 30, 1996 and 1995, which were paid monthly, totaled $1,348,650, of which $488,855 and $275,698 was investment income and $859,795 and $1,074,302 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00%, of which 3.24% and 2.04% was investment income and 5.76% and 6.96% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1996 and 1995 was $6.75, of which $2.45 and $1.38 was investment income and $4.30 and $5.37 was a return of capital, respectively.

     The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. As of March 20, 1996 these amendments were agreed to and are effective from and after November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000) will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner and until the limited partners have received their cummulative unpaid distribution, or the difference between 14% and 9%, the $127,000 will continue to be deferred.

     As of September 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

Form  8-K was  filed  on  September  4,  1996,  Item 1,  Change  in  Control  of
Registrant.

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

                                        ICON CASH FLOW PARTNERS, L.P., SERIES B
                                        File No. 33-28145 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.





November 12, 1996                       Gary N. Silverhardt
-----------------                       ---------------------------------------
     Date                               Gary N. Silverhardt
                                        Chief Financial Officer
                                       (Principal financial and account officer
                                        of the General Partner of
                                        the Registrant)