Form 10-K
period 1996-12-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 1997-03-31
CIK 849278

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-K


[  X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 [Fee Required]

For the fiscal year ended                             December 31, 1996
                          ------------------------------------------------------

                                              or

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the transition period from _______________________ to ______________________


Commission File Number                              33-28145
                        --------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3518939
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code             (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

        Title of each class                      Name of each exchange on
                                                     which registered




Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [  ] No

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                TABLE OF CONTENTS


Item                                                                 Page

PART I

1.  Business                                                          3-4

2.  Properties                                                          4

3.  Legal Proceedings                                                   4

4.  Submission of Matters to a Vote of Security Holders                 4

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                             5

6.  Selected Financial and Operating Data                               5

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                               6-8

8.  Financial Statements and Supplementary Data                      9-24

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                25

PART III

10. Directors and Executive Officers of the Registrant's
    General Partner                                                 25-26

11. Executive Compensation                                             26

12. Security Ownership of Certain Beneficial Owners
    and Management                                                     26

13. Certain Relationships and Related Transactions                     27

PART IV

14. Exhibits, Reports and Amendments                                   27

SIGNATURES                                                             28

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

PART I

Item 1.  Business

General Development of Business

    ICON Cash Flow Partners, L.P., Series B (the "Partnership") was formed in March 1989 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 22, 1989, with the admission of 12,414.89 limited partnership units. Between October 1, 1989 and December 31, 1989, 16,647.07 additional units were admitted. Between January 1, 1990 and November 16, 1990 (the final closing date), 170,938.04 additional units were admitted bringing the final admission to 200,000 units totaling $20,000,000 in capital contributions. During 1995, the Partnership redeemed 200 limited partnership units leaving 199,800 limited partnership units outstanding at December 31, 1995 and 1996. The sole general partner is ICON Capital Corp. (the "General Partner").

Narrative Description of Business

    The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has and intends to continue to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, commencing with each limited partner's admission to the Partnership and continuing through the Reinvestment Period; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners within five and one-half to seven and one-half years of the final closing date. In addition to acquiring equipment and entering into leases, the Partnership also (1) acquires equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enters into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

    The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement by March 20, 1996. A majority of the limited partnership units outstanding responded affirmatively, and the amendments were adopted accordingly. These amendments are effective from and after November 15, 1995 and are as follows: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

    The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements, equipment remarketing capabilities and servicing of lessees.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

    The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

    For the years ended December 31, 1996 and 1995, the Partnership purchased and leased or financed $523,964 and $1,903,356 of equipment, respectively, with a weighted average initial transaction term of 55 and 53 months, respectively. At December 31, 1996, the weighted average initial transaction term of the portfolio was 48 months. A summary of the portfolio equipment cost by category held at December 31, 1996 and 1995 is as follows:

                                         December 31, 1996                 December 31, 1995
                                    --------------------------        ------------------------
Category                                 Cost       Percent               Cost        Percent

Retail systems                      $ 1,978,377         37.2%         $ 3,227,662       39.8%
Restaurant equipment                    747,151         14.1              701,485        8.7
Computer systems                        731,997         13.8            1,718,467       21.2
Manufacturing & production              692,101         13.0              692,399        8.5
Office furniture & fixtures             446,075          8.4              842,008       10.4
Printing                                175,597          3.3              195,233        2.4
Telecommunications                      168,953          3.2              242,201        3.0
Video production                        164,358          3.1              167,193        2.1
Medical                                  89,861          1.7              138,422        1.7
Automotive                               55,776          1.0               55,776         .7
Material handling                        26,533           .5               70,543         .9
Audio                                    24,542           .5               24,542         .3
Office equipment                         14,569           .3               -             -
Construction                             -                -                24,724         .3
                                    -----------        -------        -----------       -----
                                    $ 5,315,890        100.0%         $ 8,100,655       100.0%
                                    ===========        =====          ===========       =====

    The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1996. The lease is for restaurant furniture, fixtures and equipment with Hometown Buffet, Inc. and the purchase price of the equipment represents 11.6% of the total portfolio equipment cost at December 31, 1996.

Item 2.  Properties

    The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner has exclusive control over all aspects of the business of the Partnership, including providing any necessary office space. As such, the General Partner is compensated for services related to the management of the Partnership's business.

Item 3.  Legal Proceedings

    The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
         Matters

    The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                       Number of Equity Security Holders
Title of Class                                 as of December 31,
--------------                         ---------------------------------
                                                1996        1995
                                                ----        ----
Limited partners                               1,764       1,776
General Partner                                    1           1

Item 6.  Selected Financial and Operating Data

                                                       Years Ended December 31,
                              ---------------------------------------------------------------
                                   1996         1995         1994          1993         1992
                                   ----         ----         ----          ----         ----

Total revenues                $   519,663  $ 1,196,522  $ 1,616,676   $2,712,304   $4,643,437
                              ===========  ===========  ===========   ==========   ==========

Net income (loss)             $   549,384  $   627,878  $   390,036   $  230,789   $ (397,818)
                              ===========  ===========  ===========   ==========   ==========

Net income (loss) allocable to
  limited partners            $   543,890  $   621,599  $   386,136   $  228,481   $ (393,840)
                              ===========  ===========  ===========   ==========   ==========

Net income (loss) allocable to the
  General Partner             $     5,494  $     6,279  $     3,900   $    2,308   $   (3,978)
                              ===========  ===========  ===========   ==========   ==========

Weighted average limited
  partnership units outstanding   199,800      199,986      200,000      200,000      200,000
                               ==========  ===========  ===========   ==========   ==========

Net income (loss) per weighted
  average limited
  partnership unit            $      2.72  $      3.11  $      1.93   $     1.14   $    (1.97)
                              ===========  ===========  ===========   ==========   ==========

Distributions to limited
 partners                     $ 1,798,200  $ 1,799,763  $ 1,800,000   $2,466,667   $2,800,000
                              = =========  ===========  ===========   ==========   ==========

Distributions to the
  General Partner             $    18,164  $    18,180  $    18,182   $   24,917   $   28,283
                              ===========  ===========  ===========   ==========   ==========

                                                            December 31,
                              ----------------------------------------------------------------
                                   1996         1995         1994          1993         1992
                                  -----         ----         ----          ----         ----

Total assets                  $ 2,887,443  $ 5,069,702  $10,144,096   $19,099,869  $27,521,331
                              ===========  ===========  ===========   ===========  ===========

Partners' equity              $ 2,301,796  $ 3,568,776  $ 4,762,808   $ 6,190,954  $ 8,451,749
                              ===========  ===========  ===========   ===========  ===========

    The  above  selected   financial  and  operating  data  should  be  read  in
conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases representing 47%, 41%, 11% and less than 1% at December 31, 1996, respectively, and 57%, 26%, 17% and less than 1% of total investments at December 31, 1995, respectively.

    For the years ended December 31, 1996 and 1995, the Partnership leased or finance equipment with initial costs of $523,964 and $1,903,356, respectively, to 48 and 54 lessees or equipment users, respectively and invested $1,000,000 in a joint venture in 1995.

Results of Operations for the Years Ended December 31, 1996 and 1995

    Revenues for the year ended December 31, 1996 were $519,663, representing a decrease of $676,859 or 57% from 1995. The decrease in revenues was primarily attributable to a decrease in net gain on sales or remarketing of equipment of $303,757 or 63%, a decrease in finance income of $181,541 or 37%, a decrease in rental income of $104,841 or 100%, a decrease in income from joint venture of $58,954 or 85%, and a decrease in interest income and other of $27,766 or 52% from 1995. Net gain on sales or remarketing of equipment decreased as the result of a decrease in the total number of leases maturing in 1996 compared to 1995. Finance income, rental income and income from joint venture decreased due to a decrease in the average size of the portfolio from 1995 to 1996. The decrease in interest income and other resulted from a decrease in the average cash balance from 1995 to 1996.

    Expenses for the year ended December 31, 1996 a net credit of $29,721, representing a change of $598,365 from 1995. The decrease in expenses resulted primarily from a reversal of accrued and unpaid management fees of $228,906. This reversal was attributable to the solicitation of an affirmative vote of the limited partners to amend the Partnership agreement. The amendment, which was adopted on March 20, 1996 is effective from and after November 15, 1995 and specifically eliminates the Partnership's obligation to pay such fees. The decrease in expenses also resulted from a decrease in interest expense of $136,800 or 75%, a decrease in depreciation expense of $54,799 or 100%, a decrease in administrative expense reimbursements of $35,007 or 41% and a decrease in amortization of initial direct costs of $33,428 or 100% from 1995. The results were also affected by a decrease in provision for bad debt of $25,000 or 100% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. Depreciation, amortization of initial direct costs and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the year ended December 31, 1996.

    Net income for the years ended December 31, 1996 and 1995 was $549,384 an $627,878, respectively. The net income per weighted average limited partnership unit was $2.72 and $3.11 for 1996 and 1995, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

Results of Operations for the Years Ended December 31, 1995 and 1994

    Revenues for the year ended December 31, 1995 were $1,196,522, representing a decrease of $420,154 or 26% from 1994. The decrease in revenues was primarily attributable to a decrease in finance income of $548,575 or 53%, a decrease in interest income and other of $70,002 or 57% and a decrease in rental income of $62,709 or 37% from 1994. Finance income decreased due to a decrease in the average size of the portfolio from 1994 to 1995. The decrease in interest income and other resulted from a decrease in the average cash balance from 1994 to 1995. Rental income decreased due to the Partnership's reduced investment in operating leases. The decrease in revenues was partially offset by an increase in net gain on sales or remarketing of equipment of $191,967 or 66% and income from equity investment in joint venture of $69,165. The increase in net gain on sales or remarketing of equipment resulted from an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The income from equity investment in joint venture resulted from the Partnership's investment in a joint venture with two affiliates on February 3, 1995.

    Expenses for the year ended December 31, 1995 were $568,644, representing a decrease of $657,996 or 54% from 1994. The decrease in expenses was primarily attributable to a decrease in interest expense of $430,224 or 70%, a decrease in amortization of initial direct costs of $67,516 or 67%, a decrease in administrative expense reimbursements of $67,439 or 44%, a decrease in management fees of $66,505 or 44% and a decrease in depreciation expense of $51,202 or 48% from 1994. Interest expense decreased due to a decrease in the average debt outstanding from 1994 to 1995. Amortization of initial direct costs, administrative expense reimbursements and management fees decreased due to the decrease in the average size of the portfolio. Management fees were also affected by the reduction in management fee rates. Under the original Partnership Agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management. Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The forgone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $90,313 for the year ended December 31, 1995. The decrease in expenses was partially offset by an increase in the provision for bad debts. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $25,000 provision for bad debts was required for the year ended December 31, 1995.

    Net income for the years ended December 31, 1995 and 1994 was $627,878 and $390,036, respectively. The net income per weighted average limited partnership unit was $3.11 and $1.93 for 1995 and 1994, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

Liquidity and Capital Resources

    The Partnership's primary sources of funds in 1996, 1995 and 1994 were net cash provided by operations of $1,002,547, $999,015, and $800,648, respectively, proceeds from sales of equipment of $600,737, $2,148,030 and $3,443,168, respectively, and borrowings related to a term loan of $1,600,000 in 1994. These funds were used to purchase equipment, to make an investment in a joint venture, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

    The Partnership had notes payable of $265,154 and $802,012 at December 31, 1996 and 1995, respectively, as a result of borrowings secured by equipment. These amounts consisted of $265,154 and $757,439, respectively, in non-recourse notes which are being paid directly to the lenders by lessees and $0 and $44,573 in non-recourse residual value notes from 1996 and 1995, respectively.

    Cash distributions to the limited partners for the years ended December 31, 1996, 1995 and 1994, which were paid monthly, totaled $1,798,200, $1,799,763 and
$1,800,000 of which  $543,890,  $621,599 and $386,136 was investment  income and
$1,254,310, $1,178,164 and $1,413,864 was a return of capital, respectively. The monthly annualized cash distribution rate for the years ended December 31, 1996, 1995 and 1994 was 9.00%, of which 2.72%, 3.11% and 1.93% was investment income and 6.28%, 5.89% and 7.07% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1996, 1995 and 1994 was $9.00, $9.00 and $9.00, of which $2.72, $3.11 and $1.93 was investment income and $6.28, $5.89 and $7.07 was a return of capital, respectively.

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

    On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral, or equipment, of a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in consecutive monthly installments. In addition, the loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth, as defined, and of certain financial ratios.

    As of December 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

Accounting Developments

     In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. "SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing effective for all transfers occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.
                                     Page 8

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                           Page Number

Independent Auditors' Report                                   11

Balance Sheets as of December 31, 1996 and 1995                12

Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                             13

Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1996, 1995 and 1994                 14

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                          15-16

Notes to Financial Statements                               17-24

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series B:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series B (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series B as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.







March 7, 1997
New York, New York

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                                    1996              1995
                                                                    ----              ----
       Assets

Cash                                                            $    123,486     $    860,530
                                                                ------------     ------------

Investment in finance leases
   Minimum rents receivable                                        1,319,810        2,315,053
   Estimated unguaranteed residual values                            202,614          498,371
   Initial direct costs                                                   -                 4
   Unearned income                                                  (174,980)        (322,848)
   Allowance for doubtful accounts                                   (74,557)        (116,767)
                                                                ------------     ------------
                                                                   1,272,887        2,373,813
Investment in financings
   Receivables due in installments                                 1,377,159        1,356,663
   Unearned income                                                  (209,095)        (230,908)
   Allowance for doubtful accounts                                   (47,798)         (47,798)
                                                                ------------     ------------
                                                                   1,120,266        1,077,957

Equity investment in joint venture                                   351,012          751,860
                                                                ------------     ------------

Investment in operating leases
   Equipment, at cost                                                119,662          125,592
   Accumulated depreciation                                         (119,562)        (124,955)
                                                                ------------     ------------
                                                                         100              637
                                                                ------------     ------------

Other assets                                                          19,692            4,905
                                                                ------------     ------------

Total assets                                                    $  2,887,443     $  5,069,702
                                                                ============     ============

       Liabilities and Partners' Equity

Notes payable - non-recourse                                    $    265,154     $    802,012
Accounts payable to General Partner
  and affiliates, net                                                178,991          392,686
Accounts payable - other                                             131,148          199,455
Security deposits and deferred credits                                10,354          106,773
                                                                ------------     ------------

                                                                     585,647        1,500,926

Commitments and contingencies

Partners' equity (deficiency)
   General Partner                                                  (148,954)        (136,284)
   Limited partners (199,800 units outstanding,
    $100 per unit original issue price)                            2,450,750        3,705,060
                                                                ------------     ------------

Total partners' equity                                             2,301,796        3,568,776
                                                                ------------     ------------

Total liabilities and partners' equity                          $  2,887,443     $  5,069,702
                                                                ============     ============


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,


                                                      1996             1995           1994
                                                      ----             ----           ----
Revenues

   Finance income                                 $   307,147     $   488,688      $ 1,037,263
   Net gain on sales or remarketing
     of equipment                                     176,924         480,681          288,714
   Rental income                                           -          104,841          167,550
   Income from equity investment in
     joint venture                                     10,211          69,165               -
   Interest income and other                           25,381          53,147          123,149
                                                  -----------     -----------      -----------

   Total revenues                                     519,663       1,196,522        1,616,676
                                                  -----------     -----------      -----------

Expenses

   General and administrative                         102,721         102,334          102,444
   Administrative expense reimbursements
     - General Partner                                 50,841          85,848          153,287
   Interest                                            45,619         182,419          612,643
   Amortization of initial direct costs                     4          33,433          100,949
   Management fees - General Partner                 (228,906)         84,811          151,316
   Depreciation                                             -          54,799          106,001
   Provision for bad debts                                  -          25,000              -
                                                  -----------     -----------      ---------

   Total expenses (credit)                            (29,721)        568,644        1,226,640
                                                  -----------     -----------      -----------

Net income                                        $   549,384     $   627,878      $   390,036
                                                  ===========     ===========      ===========

Net income allocable to:
   Limited partners                               $   543,890     $   621,599      $   386,136
   General Partner                                      5,494           6,279            3,900
                                                  -----------     -----------      -----------

                                                  $   549,384     $   627,878      $   390,036
                                                  ===========     ===========      ===========

Weighted average number of limited
   partnership units outstanding                      199,800         199,986          200,000
                                                  ===========     ===========      ===========

Net income per weighted average
   limited partnership unit                       $      2.72     $      3.11      $      1.93
                                                  ===========     ===========      ===========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1996, 1995 and 1994

                                  Limited Partner
                                    Distributions

                              Return of   Investment          Limited        General
                               Capital       Income           Partners       Partner        Total
                           (Per weighted average unit)

Balance at
 December 31, 1993                                         $  6,301,055   $ (110,101)   $ 6,190,954

Cash distributions
 to partners                 $  7.07      $ 1.93             (1,800,000)     (18,182)    (1,818,182)

Net income                                                      386,136        3,900        390,036
                                                           ------------   ----------    -----------

Balance at
 December 31, 1994                                            4,887,191     (124,383)     4,762,808

Cash distributions
 to partners                 $  5.89      $ 3.11             (1,799,763)     (18,180)    (1,817,943)

Limited partnership
 units redeemed
 (200 units)                                                     (3,967)         -           (3,967)

Net income                                                      621,599        6,279        627,878
                                                           ------------   ----------    -----------

Balance at
 December 31, 1995                                            3,705,060     (136,284)     3,568,776

Cash distributions
 to partners                 $  6.28      $ 2.72             (1,798,200)     (18,164)    (1,816,364)

Net income                                                      543,890        5,494        549,384
                                                           ------------   ----------    -----------

Balance at
 December 31, 1996                                         $  2,450,750   $ (148,954)   $ 2,301,796
                                                           ============   ==========    ===========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                          1996          1995            1994
                                                          ----          ----            ----

Cash flows from operating activities:
Net income                                          $  549,384     $   627,878     $  390,036
                                                    ----------     -----------     ----------
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                              -          54,799        106,001
   Allowance for doubtful accounts                           -         (13,931)       (21,458)
   Finance income portion of receivables paid
     directly to lenders by lessees                    (54,612)       (230,865)      (736,703)
   Amortization of initial direct costs                      4          33,433        100,949
   Net gain on sales or remarketing of equipment      (176,924)       (480,681)      (288,714)
   Interest expense on non-recourse financing
     paid directly by lessees                           45,619         154,642        474,829
   Interest expense accrued - non-recourse debt              -          27,777         73,515
   Collection of principal - non-financed receivables  590,520         818,833      1,380,128
   Income from equity investment in joint venture      (10,211)        (69,165)              -
   Distribution from investment in joint venture       411,059         317,305               -
   Rental income - assigned operating lease
     receivables                                             -              -         (53,177)
   Change in operating assets and liabilities:
     Accounts payable to General Partner
       and affiliates, net                            (213,695)        165,726        (85,691)
     Accounts payable - other                          (68,307)          2,647         33,247
     Security deposits and deferred credits            (96,419)       (378,778)      (517,218)
     Other, net                                         26,129         (30,605)       (55,096)
                                                    ----------     -----------     ----------

       Total adjustments                               453,163         371,137        410,612
                                                    ----------     -----------     ----------

     Net cash provided by operating activities       1,002,547         999,015        800,648
                                                    ----------     -----------     ----------

Cash flows from investing activities:
   Proceeds from sales of equipment                    600,737       2,148,030      3,443,168
   Investment in joint venture                               -      (1,000,000)              -
   Equipment and receivables purchased                (523,964)     (1,856,010)    (1,245,071)
                                                    ----------     -----------     ----------

     Net cash provided by  (used in) investing
       activities                                       76,773        (707,980)     2,198,097
                                                    ----------     -----------     ----------

Cash flows from financing activities:
   Cash distributions to partners                   (1,816,364)     (1,817,943)    (1,818,182)
   Redemption of limited partnership units                   -          (3,967)            -
   Proceeds from term loan                                   -             -        1,600,000
   Principal payments on term loan                           -             -       (1,600,000)
                                                    ----------     -----------     ----------

     Net cash used in financing activities          (1,816,364)     (1,821,910)    (1,818,182)
                                                    ----------     -----------     ----------

Net (decrease) increase in cash                       (737,044)     (1,530,875)     1,180,563

Cash at beginning of year                              860,530       2,391,405      1,210,842
                                                    ----------     -----------     ----------

Cash at end of year                                 $  123,486     $   860,530     $2,391,405
                                                    ==========     ===========     ==========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   Interest  expense of  $45,619,  $182,419  and  $612,643  for the years  ended
December 31, 1996, 1995 and 1994, respectively, consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $45,619, $182,419 and $548,344, respectively, and other interest of $64,299 in 1994.

   During the years ended December 31, 1996, 1995 and 1994, non-cash activities included the following:

                                                       1996             1995              1994
                                                      -----             ----              ----

Principal and interest on finance receivables
    paid directly to lenders by lessees .........   $   583,524    $ 1,836,759    $ 5,306,745
Rental income - assigned operating lease receivab          --             --           53,177
Principal and interest on non-recourse financing
    paid directly by lessee .....................      (583,524)    (1,836,759)    (5,359,922)

Decrease in notes payable - non-recourse
    due to terminations .........................       (44,572)    (1,437,754)          --
Decrease in security deposits and
    deferred credits ............................          --         (388,746)          --
Decrease in investment in finance leases
    due to terminations .........................        44,572      1,826,500           --

Accounts payable - equipment ....................          --            6,697
Fair value of equipment and receivables
    purchased for debt and payables .............          --           (6,697)
                                                    -----------    -----------    -----------

                                                    $      --      $      --      $       --
                                                    ===========    ===========    ===========



















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1996
1.  Organization

    ICON Cash Flow Partners, L.P., Series B (the "Partnership") was formed on March 27, 1989 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, enter into secured financing transactions. The Partnership's offering period commenced on July 18, 1989 and by its final closing in 1990, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. During 1995, the Partnership redeemed 200 limited partnership units, leaving 199,800 limited partnership units outstanding at December 31, 1995 and 1996.

    The General Partner of the Partnership is ICON Capital Corp. (the "General Partner"), a Connecticut corporation. The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

    ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds of sales of all units. The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 13 1/2% of the gross proceeds received from the sale of the units. Such offering costs aggregated $2,700,000, (including $1,115,218 paid to the General Partner or its affiliates), and were charged directly to limited partners' equity.

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

2.  Significant Accounting Policies

    Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

 the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

    Investment in Financings - Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income. The unearned income is recognized as finance income and the initial direct costs are amortized over the terms of the receivables using the interest method. Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income. Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

    Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. The fair value of certain debt obligations as of December 31, 1996 approximate that which is recorded in these financial statements. Fair value information with respect to the Company's assets and certain non-recourse notes payable is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

    Investment in Joint Venture - The Partnership accounts for its investment in joint venture under the equity method of accounting. The Partnership's original investment was recorded at cost and is adjusted by its share of earnings, losses and distributions thereafter.

     Redemption of Limited Partnership Units - The General Partner consented to the Partnership redeeming 200 limited partnership units during 1995. The redemption amount was calculated following the specified redemption formula in accordance with the Partnership agreement. Redeemed units have no voting rights and do not share in distributions. The Partnership agreement limits the number of units which can be redeemed in any one year and redeemed units may not be reissued. Redeemed limited partnership units are accounted for as a reduction from partner's equity.

    Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

    Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

    The Partnership's policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

    Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

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

    On February 17, 1995, ICON Asset Acquisition LLC purchased 975 finance leases of an existing portfolio from First Sierra Financial, Inc. utilizing $16,273,793 of proceeds from the warehouse line, $10,857,427 in contributions received from the Partnership and affiliates and $723,046 in cash adjustments at closing, (relating primarily to rents received by the seller from lessees prior to closing and for the benefit of ICON Asset Acquisition LLC). The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. The terms of the leases in this portfolio range from 12 to 72 months. ICON Asset Acquisition LLC acquired lease contracts which were less than 60 days delinquent and which met the Partnership's overall credit underwriting criteria. The purchase price of the portfolio was determined by discounting the future contractual cash flows. All such leases are net leases and are reported and accounted for as finance leases. The Partnership accounts for its investment in ICON Asset Acquisition LLC as an equity investment.

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

    On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding obligations of $7,780,000 to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan is short-term, and is expected to be re-financed by June 30, 1997. The Partnership is charged an interest rate that is equal to Series E's cost of funds, which is approximately 8.0%. ICON Asset Acquisition LLC has granted a security interest in all of their underlying assets. Rental receipts are still remitted to TCB, however, proceeds are then swept back to ICON Asset Acquisition LLC for use in its normal course of business.

     Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the year ended December 31, 1996 and as of and for the period ended December 31, 1995 are summarized below:

                                     December 31, 1996         December 31, 1995

                  Assets               $ 12,490,084             $ 24,960,875
                                       ============             ============

                  Liabilities          $  8,557,586             $ 16,539,596
                                       ============             ============

                  Equity               $  3,932,498             $  8,421,279
                                       ============             ============

                                        Year Ended               Period Ended
                                     December 31, 1996         December 31, 1995

                  Net income           $    114,350             $    774,525
                                       ============             ============

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.    Receivables Due in Installments

      Non-cancelable minimum annual amounts due on finance leases and financings are as follows:

                                  Finance
           Year                   Leases         Financings          Total
           ----                   ------         ----------          -----
           1997             $   672,909       $   527,330        $1,200,239
            1998                303,277           413,232           716,509
            1999                245,527           255,114           500,641
            2000                 79,525           161,659           241,184
           2001                  18,572            19,824            38,396
                            -----------       -----------        ----------

                            $ 1,319,810       $ 1,377,159        $2,696,969
                            ===========       ===========        ==========

5.  Investment in Operating Leases

    The investment in operating leases at December 31, 1996, 1995 and 1994 consisted of the following:

                                                   1996              1995              1994
                                                   ----              ----              ----

Equipment cost, beginning of year           $   125,592       $    125,592      $    754,737

Equipment sold                                   (5,930)                -           (629,145)
                                            -----------       ------------      ------------

Equipment cost, end of year                     119,662            125,592           125,592
                                            -----------       ------------      ------------

Accumulated depreciation, beginning of year    (124,955)           (70,156)         (479,903)

Depreciation                                          -            (54,799)         (106,001)
Equipment sold                                    5,393                 -            515,748
                                            -----------       ------------      ------------

Accumulated depreciation, end of year          (119,562)          (124,955)          (70,156)
                                            -----------       ------------      ------------

Investment in operating leases, end of year $       100       $        637      $     55,436
                                            ===========       ============      ============

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.  Allowance for Doubtful Accounts

    The allowance for doubtful accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                              Finance                    Operating
                                               Leases     Financings       Leases        Total

Balance at December 31, 1993              $ 161,172     $  38,093     $  27,189      $226,454

    Accounts written-off                    (49,194)       (7,682)      (15,319)      (72,195)
    Recovery on accounts previously
      written-off                            45,443           550         4,745        50,738
    Transfer within accounts                  5,544         4,170        (9,714)            -
                                          ---------     ---------     ---------      --------

Balance at December 31, 1994                162,965        35,131         6,901       204,997

    Charged to operations                    20,000         5,000             -        25,000
    Accounts written-off                    (64,683)       (8,216)            -       (72,899)
    Recovery on accounts previously
      written-off                            11,085           883        22,000        33,968
    Transfer within accounts                (12,600)       15,000        (2,400)            -
                                          ---------     ---------     ---------      --------

Balance at December 31, 1995                116,767        47,798        26,501       191,066

    Accounts written-off                    (77,106)           -             -        (77,106)
    Recovery on accounts previously
      written-off                             8,395            -             -          8,395
    Transfer within accounts                 26,501            -        (26,501)             -
                                          ---------     ---------     ---------      ---------

Balance at December 31, 1996              $  74,557     $  47,798     $     -        $122,355
                                          =========     =========     =========      ========


7.  Notes Payable

    The Partnership entered into a three-year secured revolving credit agreement (the "Facility") in October 1992. The Facility was secured by an assignment of eligible receivables and the underlying equipment. The Facility allowed the Partnership to borrow based on eligible, unencumbered receivables. Interest was payable at prime plus 1%.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

    The Partnership converted the Facility to a $1,600,000 term loan, secured by leases and financing transactions, in January 1994. The new term loan bore interest at prime plus 1% and was payable in monthly installments. The term loan was paid off in November 1994.

    The notes payable - non-recourse, bearing interest at rates ranging from 9.3% to 10.25%, mature in 1997.

8.  Amendment to Partnership Agreement

    The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. As of March 20, 1996 these amendments were agreed to by the limited partners and are effective from and after November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000) will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner and until the limited partners have received their cumulative unpaid distribution, or the difference between 14% and 9%, the $127,000 will continue to be deferred.

9.  Related Party Transactions

    For the year ended December 31, 1996, due to the approval of the amendments as discussed in Note 8, the Partnership reversed accrued and unpaid management fees in the amount of $228,906. During the years ended December 31, 1995 and 1994, the Partnership paid or accrued to the General Partner management fees of $84,811 and $151,316 respectively. During the years ended December 31, 1996, 1995 and 1994 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $50,841, $85,848 and $153,287, respectively. These fees and reimbursements were charged to operations.

    The Partnership and two affiliates, Series C and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (See Note 3 for additional information relating to the joint venture).

    For the years ended December 31, 1996, 1995 and 1994, there were no acquisition fees paid or accrued by the Partnership.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

                                   (Unaudited)

10.  Tax Information

    The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                1996              1995              1994
                                                ----              ----              ----


Net income per financial statements        $    549,384     $     627,878    $     390,036

Differences due to:
  Direct finance leases                         343,508         2,470,125        6,023,908
  Depreciation                                  (85,102)       (2,312,657)      (6,085,660)
  Provision for losses                          (53,479)             (185)         (28,205)
  Gain (loss) on sale of equipment              (25,080)        1,561,190          166,589
  Other                                          11,150            16,937            9,039
                                           ------------     -------------    -------------

Partnership income for
  federal income tax purposes              $    740,381     $   2,363,288    $     475,707
                                           ============     =============    =============


     As of December 31, 1996, the partners' capital accounts included in the financial statements totaled $2,301,796 compared to the partners' capital accounts for federal income tax purposes of $10,758,524 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698- 0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to operating leases and full payout leases.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services, including tax-oriented leasing and financing. In addition, the General Partner offers financial consulting and placement services for which fees are earned as a result of successful placements of various secured financings and mortgages.

     The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, releasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, supervision of maintenance being performed by third parties, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

     The officers and directors of the General Partner are as follows:

    Beaufort J.B. Clarke        President, Chief Executive Officer and Director

    Thomas W. Martin            Executive Vice President and Director

    Paul B. Weiss               Executive Vice President

    Gary N. Silverhardt         Vice President and Chief Financial Officer

    Neil A. Roberts             Director

    Tim Spring                  Director

     Beaufort J. B. Clarke, age 50, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Thomas W. Martin, age 42, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

    Paul B. Weiss, age 36, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 36, is Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

    Neil A. Roberts, age 47, has been the Managing Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Roberts has over 25 years of experience in the leasing and finance business, including positions with Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

    Timothy R. Spring, age 39, Commercial Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Spring has over 13 years of leasing experience in the United Kingdom. He was formerly Lease Commercial Director at Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

Item 11.  Executive Compensation

    The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1996, 1995 and 1994.

      Entity          Capacity       Type of Compensation     1996         1995       1994
      ------          --------       --------------------     ----         ----       ----

ICON Capital Corp.  General Partner Administrative expense
                                      reimbursements       $   50,841  $  85,848   $ 153,287
ICON Capital Corp.  General Partner Management fees          (228,906)    84,811     151,316
                                                           ----------  ---------   ---------
                                                           $ (170,865) $ 170,659   $ 304,603
                                                           ==========  =========   =========

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 7, 1997, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

        Title                        Amount Beneficially          Percent
       of Class                            Owned                  of Class

    General Partner          Represents initially a 1% and          100%
      Interest               potentially a 10% interest in
                             the Partnership's income, gain
                             and loss deductions.

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each investor has received cash distributions and disposition proceeds sufficient to reduce his adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on the outstanding adjusted capital contribution account. After such time, the distributions will be allocated 90% to the limited partners and 10% to the General Partner.

Item 13.  Certain Relationships and Related Transactions

    None other than those disclosed in Item 11 herein.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements - See Part II, Item 8 hereof.

    2.  Financial Statement Schedule - None.

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

    3.  Exhibits - The following exhibits are incorporated herein by reference:

     (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration
          Statement No. 2-99858 filed with the Securities and Exchange Commission on December 12, 1986).

     (ii) Certificate of Limited Partnership of the Partnership (Incorporated herein by reference to Exhibit 3.01 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 23, 1985 and to Exhibit 3.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).
     (iii)Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1996.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ICON CASH FLOW PARTNERS, L.P., Series B
                                   File No. 33-28145 (Registrant)
                                   By its General Partner, ICON Capital Corp.


Date:  March 28, 1997              Beaufort J.B. Clarke
                                   --------------------------------------------
                                   Beaufort J. B. Clarke
                                   President, Chief Executive Officer
                                   and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 1997              Beaufort J. B. Clarke
                                   ---------------------------------------------
                                   Beaufort J. B. Clarke
                                   President, Chief Executive Officer
                                   and Director



Date:  March 28, 1997              Thomas W. Martin
                                   ---------------------------------------------
                                   Thomas W. Martin
                                   Executive Vice President and Director


Date:  March 28, 1997              Gary N. Silverhardt
                                   ---------------------------------------------
                                   Gary N. Silverhardt
                                   Vice President and Chief Financial Officer


     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.