Form 10-Q
period 1997-03-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 1997-05-15
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                          March 31, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                       to
                              ----------------------    ------------------------

Commission File Number                            33-28145
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                               13-3518939
--------------------------------------------------------------------------------
(State or other jurisdiction of                                IRS Employer
 incorporation or organization)                           Identification Number)


600 Mamaroneck Avenue, Harrison, New York                          10528-1632
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

                                 Balance Sheets
                                   (unaudited)

                                                            March 31,    December 31,
                                                              1997           1996
       Assets
Cash                                                    $     638,640   $    123,486
                                                        -------------   ------------

Investment in finance leases
    Minimum rents receivable                                1,928,851      1,319,810
    Estimated unguaranteed residual values                    390,803        202,614
    Unearned income                                          (355,759)      (174,980)
    Allowance for doubtful accounts                           (74,557)       (74,557)
                                                        -------------   ------------
                                                            1,889,338      1,272,887
Investment in financings
    Receivables due in installments                         1,247,965      1,377,159
    Unearned income                                          (178,415)      (209,095)
    Allowance for doubtful accounts                           (47,798)       (47,798)
                                                        -------------   ------------
                                                            1,021,752      1,120,266

Equity investment in joint venture                            272,353        351,012
                                                        -------------   ------------

Investment in operating leases
    Equipment, at cost                                        119,662        119,662
    Accumulated depreciation                                 (119,562)      (119,562)
                                                        -------------   ------------
                                                                  100            100
                                                        -------------   ------------

Other assets                                                   11,767         19,692
                                                        -------------   ------------

Total assets                                            $   3,833,950   $  2,887,443
                                                        =============   ============

       Liabilities and Partners' Equity
Notes payable - recourse                                $   1,460,292   $      -
Notes payable - non-recourse                                  134,148        265,154
Accounts payable to General Partner and affiliates, net       169,046        178,991
Accounts payable - other                                      135,230        131,148
Security deposits and deferred credits                         26,686         10,354
                                                        -------------   ------------
                                                            1,925,402        585,647
                                                        -------------   ------------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                            (152,886)      (148,954)
  Limited partners (199,800 units outstanding,
      $100 per unit original issue price)                   2,061,434      2,450,750
                                                        -------------   ------------

Total partners' equity                                      1,908,548      2,301,796
                                                        -------------   ------------

Total liabilities and partners' equity                  $   3,833,950   $  2,887,443
                                                        =============   ============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                     1997           1996
                                                     ----           ----
Revenues
   Finance income                                 $   69,242     $   79,665
   Net gain on sales or remarketing
     of equipment                                     28,197        104,571
   Interest income and other                           7,088         11,990
   Income from equity investment
     in joint venture                                  3,944          6,838
                                                  ----------     ----------

   Total revenues                                    108,471        203,064
                                                  ----------     ----------

Expenses
   Interest                                           21,262         16,008
   General and administrative                         14,445         25,110
   Administrative expense
     reimbursements - General Partner                 11,922         12,971
   Amortization of initial
     direct costs                                       -                 4
   Management fees - General Partner                    -          (228,906)
                                                  ----------     ----------

   Total expenses                                     47,629       (174,813)
                                                  ----------     ----------

Net income                                        $   60,842     $  377,877
                                                  ==========     ==========

Net income allocable to:
   Limited partners                               $   60,234     $  374,098
   General Partner                                       608          3,779
                                                  ----------     ----------

                                                  $   60,842     $  377,877
                                                  ==========     ==========

Weighted average number of limited
   partnership units outstanding                     199,800        199,800
                                                  ==========     ==========

Net income per weighted average
   limited partnership unit                       $      .30     $     1.87
                                                  ==========     ==========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)

                                Limited Partner Distributions

                                   Return of    Investment            Limited         General
                                    Capital       Income              Partners        Partner          Total
                                 (Per weighted average unit)
Balance at
  December 31, 1993                                              $      6,301,055   $  (110,101)  $    6,190,954

Cash distributions
  to partners                       $   7.07      $   1.93             (1,800,000)      (18,182)      (1,818,182)

Net income                                                                386,136         3,900          390,036
                                                                  ---------------  ------------   --------------

Balance at
  December 31, 1994                                                     4,887,191      (124,383)       4,762,808

Cash distributions
  to partners                       $   5.89      $   3.11             (1,799,763)      (18,180)      (1,817,943)

Limited partnership
  units redeemed
  (200 units)                                                              (3,967)     -                  (3,967)

Net income                                                                621,599         6,279          627,878
                                                                  ---------------  ------------   --------------

Balance at
  December 31, 1995                                                     3,705,060      (136,284)       3,568,776

Cash distributions
  to partners                       $   6.28      $   2.72             (1,798,200)      (18,164)      (1,816,364)

Net income                                                                543,890         5,494          549,384
                                                                  ---------------  ------------   --------------

Balance at
 December 31, 1996                                                      2,450,750      (148,954)       2,301,796

Cash distributions
  to partners                       $   1.95      $    .30               (449,550)       (4,540)        (454,090)

Net income                                                                 60,234           608           60,842
                                                                  ---------------  ------------   --------------

Balance at
  March 31, 1997                                                  $     2,061,434  $   (152,886)  $    1,908,548
                                                                  ===============  ============   ==============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                              1997           1996
                                                                              ----           ----
Cash flows from operating activities:
   Net income                                                            $     60,842   $    377,877
                                                                         ------------   ------------
   Adjustments to reconcile net income to net cash provided by operating activities:
        Finance income portion of receivables paid directly to
          lenders by lessees                                                   (6,244)       (17,950)
        Amortization of initial direct costs                                      -                4
        Net gain on sales or remarketing of equipment                         (28,197)      (104,571)
        Interest expense on non-recourse financing paid directly
          by lessees                                                            3,470         16,008
        Collection of principal - non-financed receivables                    183,863        132,508
        Income from equity investment in joint venture                         (3,944)        (6,838)
        Distribution from equity investment in joint venture                   82,603        170,396
        Changes in operating assets and liabilities:
           Accounts payable to General Partner and affiliates, net             (9,945)      (254,488)
           Allowance for doubtful accounts                                        -            2,725
           Accounts payable - other                                             4,082        (52,335)
           Security deposits and deferred credits                              16,332        (64,068)
           Other, net                                                             318         19,574
                                                                         ------------   ------------

            Total adjustments                                                 242,338       (159,035)
                                                                         ------------   ------------

        Net cash provided by operating activities                             303,180        218,842
                                                                         ------------   ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                            28,364        335,194
   Equipment and receivables purchased                                       (822,592)           -
                                                                         ------------   ----------

        Net cash provided by (used in) investing activities                  (794,228)       335,194
                                                                         ------------   ------------
Cash flows from financing activities:
   Proceeds from note payable - recourse                                       1,500,000            -
   Principal payments on note payable - recourse                                 (39,708)           -
   Cash distributions to partners                                            (454,090)      (454,091)
                                                                         ------------   ------------

        Net cash provided by (used in) financing activities                 1,006,202       (454,091)
                                                                         ------------   ------------

Net increase in cash                                                          515,154         99,945

Cash at beginning of period                                                   123,486        860,530
                                                                         ------------   ------------

Cash at end of period                                                    $    638,640   $    960,475
                                                                         ============   ============


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

      During the three months ended March 31, 1997 and 1996, non-cash activities included the following:

                                                           1997        1996
                                                           ----        ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees      $ 134,476   $  102,460
Principal and interest on non-recourse financing
 paid directly by lessees                                (134,476)    (102,460)

Decrease in notes payable non-recourse
   due to terminations                                       -         (44,572)
Decrease in security deposits
   and deferred credits                                      -          44,572
                                                        ---------   ----------

                                                        $    -      $    -
                                                        =========   ==========

        Interest expense of $21,262 and $16,008 for the three months ended March 31, 1997 and 1996 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $3,470 and $16,008, respectively, and interest expense on note payable recourse of $17,792 and $0, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

                                   (unaudited)

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series B (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1996 Annual Report on Form 10-K.


2.    Investment in Joint Venture

      The Partnership Agreement allows the Partnership to invest in joint ventures with other limited partnerships sponsored by the General Partner provided that the investment objectives of the joint ventures are consistent with that of the Partnership.

      On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series C and L.P. Six contributed $1,000,000 (8.93% interest), $1,500,000 (13.39% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan is short-term, and is expected to be re-financed by June 30, 1997. ICON Asset Acquisition LLC is charged an interest rate that is equal to Series E's cost of funds, which is approximately 8.0%.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

      Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the quarter ended March 31, 1997 is summarized below:
                                           March 31, 1997

                      Assets               $  10,572,361
                                           =============

                      Liabilities          $   7,520,698
                                           =============

                      Equity               $   3,051,663
                                           =============

                                         Three Months Ended
                                           March 31, 1997

                      Net income           $      44,165
                                           =============

3.    Amendment to Partnership Agreement

      The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval for two amendments to the Partnership Agreement. These amendments were approved and became effective November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, ($127,000) will be deferred until the limited partners have received their cumulative unpaid distribution, or the difference between 14% and 9%.

4.    Related Party Transactions

      For the three months ended March 31, 1997, no management fees were accrued or paid to the General Partner. For the three months ended March 31, 1996, due to the approval of the amendments as discussed in Note 3, the Partnership reversed accrued and unpaid management fees in the amount of $228,906. For the three months ended March 31, 1997 and 1996, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $11,922 and $12,971, respectively, which were charged to operations. The payment of remaining management fees have been deferred and, as of March 31, 1997, $127,000 in management fees have been accrued but not paid.

      The Partnership and two affiliates, Series C and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (see Note 2 for additional information relating to the joint venture).

      For the three months ended March 31, 1997 and 1996 no acquisition fees were paid or accrued by the Partnership.

5.    Notes Payable Recourse

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases representing 65%, 35%, 9% and less than 1% of total investments at March 31, 1997, respectively, and 55%, 28%, 17% and less than 1% of total investments at March 31, 1996, respectively.

      For the three months ended March 31, 1997, the Partnership leased or financed equipment with an initial cost of $822,592 to 10 lessees or equipment users, with a weighted average initial transaction term of 37 months.

Results of Operations for the Three Months Ended March 31, 1997 and 1996

      Revenues for the three months ended March 31, 1997 were $108,471, representing a decrease of $94,593 or 47% from 1996. The decrease in revenues was due to a decrease in net gain on sales or remarketing of equipment of $76,374 or 73%, a decrease in finance income of $10,423 or 13%, a decrease in interest income and other of $4,902 or 41% and a decrease in income from equity investment in joint venture of $2,894 or 42% from 1996. Finance income and rental income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the total number of leases maturing in 1997 compared to 1996. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment.

      Expenses for the three months ended March 31, 1997 were $47,629, representing a change of $222,442 from 1996. The variance in expenses resulted primarily from the reversal of management fees of $228,906 for the three months ended March 31, 1996. The increase in expenses also resulted from an increase in interest expense of $5,254 or 33%. The increase in expenses was partially offset by a decrease in general and administrative expenses of $10,665 or 42% and a decrease in administrative expense reimbursements of $1,049 or 8% from 1996. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. General and administrative expense and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio.

      Net income for the three months ended March 31, 1997 and 1996 was $60,842 and $377,877, respectively. The net income per weighted average limited partnership unit was $.30 and $1.87 for 1997 and 1996, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were net cash provided by operations of $303,180 and $218,842, respectively, proceeds from sales of equipment of $28,364 and $335,194, respectively and proceeds from borrowings of $1,500,000 in 1997. These funds were used to purchase equipment, to fund cash distributions and to make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing funds from cash provided by operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the three months ended March 31, 1997 and 1996, which were paid monthly, totaled $449,550 and $449,550, respectively, of which $60,234 and $374,098 was investment income and $389,316 and $75,452 was a return of capital, respectively. The monthly cash distribution rate was 9.00%, of which 1.0% and 7.50% was investment income and 8.0% and 1.50% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1997 and 1996 was $2.25, of which $.30 and $1.87 was investment income and $1.95 and $.38 was a return of capital, respectively.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

      The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. These amendments were approved and became effective November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, ($127,000) will be deferred until the limited partners have received their cumulative unpaid distribution, or the difference between 14% and 9%.

      As of March 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

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

                                         ICON CASH FLOW PARTNERS, L.P., SERIES B
                                         File No. 33-28145 (Registrant)
                                         By its General Partner,
                                         ICON Capital Corp.





May 15, 1997                             Gary N. Silverhardt
-------------                            ---------------------------------------
    Date                                 Gary N. Silverhardt
                                         Chief Financial Officer
                                         (Principal financial and account
                                          officer of the General Partner of the
                                          Registrant)