Form 10-Q
period 1997-06-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 1997-08-13
CIK 849278

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-Q



[x ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934

For the period ended                          June 30, 1997
                     -----------------------------------------------------------

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number                      33-28145
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

                                 Balance Sheets

                                   (unaudited)

                                                               June 30,       December 31,
                                                                 1997             1996
       Assets

Cash                                                        $    497,142      $    123,486
                                                            ------------      ------------

Investment in finance leases
  Minimum rents receivable                                     1,599,827         1,319,810
  Estimated unguaranteed residual values                         389,608           202,614
  Unearned income                                               (307,548)         (174,980)
  Allowance for doubtful accounts                                (74,557)          (74,557)
                                                            ------------      ------------
                                                               1,607,330         1,272,887
Investment in financings
  Receivables due in installments                              1,115,900         1,377,159
  Unearned income                                               (150,605)         (209,095)
  Allowance for doubtful accounts                                (47,798)          (47,798)
                                                            ------------      ------------
                                                                 917,497         1,120,266

Equity investment in joint venture                               238,399           351,012
                                                            ------------      ------------

Investment in operating leases
  Equipment, at cost                                             119,662           119,662
  Accumulated depreciation                                      (119,562)         (119,562)
                                                            ------------      ------------
                                                                     100               100
                                                            ------------      ------------

Other assets                                                      15,194            19,692
                                                            ------------      ------------

Total assets                                                $  3,275,662      $  2,887,443
                                                            ============      ============

       Liabilities and Partners' Equity

Note payable - recourse                                     $  1,315,408      $          -
Notes payable - non-recourse                                          -            265,154
Accounts payable to General Partner and affiliates, net          119,487           178,991
Accounts payable - other                                         134,470           131,148
Security deposits and deferred credits                           208,585            10,354
                                                            ------------      ------------
                                                               1,777,950           585,647
                                                            ------------      ------------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                               (156,995)         (148,954)
  Limited partners (199,800 units outstanding,
    $100 per unit original issue price)                        1,654,707         2,450,750
                                                            ------------      ------------

Total partners' equity                                         1,497,712         2,301,796
                                                            ------------      ------------

Total liabilities and partners' equity                      $  3,275,662      $  2,887,443
                                                            ============      ============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)


                                          For the Three Months          For the Six Months
                                              Ended June 30,                Ended June 30,
                                          1997         1996            1997           1996
                                          ----         ----            ----           ----
Revenues

   Finance income                   $    75,997    $    80,155   $   145,239    $  159,820
   Net gain on sales or
     remarketing of equipment            14,323         24,660        42,520       129,231
   Income from equity investment
     in joint venture                    11,142          9,421        15,086        16,259
   Interest income and other              7,661          7,238        14,749        19,228
                                    -----------    -----------   -----------    ----------

   Total revenues                       109,123        121,474       217,594       324,538
                                    -----------    -----------   -----------    ----------

Expenses

   Interest                              31,681         12,990        52,943        28,998
   General and administrative            22,214         39,418        36,659        64,528
   Administrative expense reimbursement
     - General Partner                   11,972         12,945        23,894        25,916
   Amortization of initial direct costs      -               1            -              5
   Management fees - General Partner         -              -             -       (228,906)
                                    -----------    -----------   -----------    ----------

   Total expenses                        65,867         65,354       113,496      (109,459)
                                    -----------    -----------   -----------    ----------

Net income                          $    43,256    $    56,120   $   104,098    $  433,997
                                    ===========    ===========   ===========    ==========

Net income allocable to:
   Limited partners                 $    42,823    $    55,559   $   103,057    $  429,657
   General Partner                          433            561         1,041         4,340
                                    -----------    -----------   -----------    ----------

                                    $    43,256    $    56,120   $   104,098    $  433,997
                                    ===========    ===========   ===========    ==========
Weighted average number of limited
   partnership units outstanding        199,800        199,800       199,800       199,800
                                    ===========    ===========   ===========    ==========

Net income per weighted average
   limited partnership unit         $       .21    $       .28   $       .52    $     2.15
                                    ===========    ===========   ===========    ==========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)

                        Limited Partner Distributions

                            Return of   Investment        Limited      General
                             Capital       Income        Partners      Partner       Total
                         (Per weighted average unit)
Balance at
  December 31, 1993                                      6,301,055    (110,101)    6,190,954

Cash distributions
  to partners                $  7.07     $ 1.93         (1,800,000)    (18,182)   (1,818,182)

Net income                                                 386,136       3,900       390,036
                                                      ------------  ----------   -----------

Balance at
  December 31, 1994                                      4,887,191    (124,383)    4,762,808

Cash distributions
  to partners                $  5.89     $ 3.11         (1,799,763)    (18,180)   (1,817,943)

Limited partnership
  units redeemed
  (200 units)                                               (3,967)         -         (3,967)

Net income                                                 621,599       6,279       627,878
                                                      ------------  ----------   -----------

Balance at
  December 31, 1995                                      3,705,060    (136,284)    3,568,776

Cash distributions
  to partners                $  6.28     $ 2.72         (1,798,200)    (18,164)   (1,816,364)

Net income                                                 543,890       5,494       549,384
                                                      ------------  ----------   -----------

Balance at
 December 31, 1996                                       2,450,750    (148,954)    2,301,796

Cash distributions
  to partners                $  3.98     $  .52           (899,100)     (9,082)     (908,182)

Net income                                                 103,057       1,041       104,098
                                                      ------------  ----------   -----------

Balance at
 June 30, 1997                                        $  1,654,707  $ (156,995)  $ 1,497,712
                                                      ============  ==========   ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                     1997             1996
                                                                     ----             ----

Cash flows provided by operating activities:
   Net income                                                  $     104,098    $    433,997
                                                               -------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Finance income portion of receivables paid
        directly to lenders by lessees                                (7,092)        (33,081)
     Amortization of initial direct costs                                 -                5
     Net gain on sales or remarketing of equipment                   (42,520)       (129,231)
     Interest expense on non-recourse financing paid
        directly by lessees                                            3,798          28,998
     Collection of principal - non-financed receivables              400,731         285,673
     Income from equity investment in joint venture                  (15,086)        (16,259)
     Distribution from investment in joint venture                   127,699         201,651
     Changes in operating assets and liabilities:
        Allowance for doubtful accounts                                   -           (8,395)
        Accounts payable to General Partner and affiliates, net      (59,504)       (233,635)
        Accounts payable - other                                       3,322         (45,259)
        Security deposits and deferred credits                       191,994         (57,886)
        Other, net                                                    37,474          65,322
                                                               -------------    ------------

         Total adjustments                                           640,816          57,903
                                                               -------------    ------------

     Net cash provided by operating activities                       744,914         491,900
                                                               -------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                   44,108         367,136
   Equipment and receivables purchased                              (822,592)       (523,964)
                                                               -------------    ------------

     Net cash used in investing activities                          (778,484)       (156,828)
                                                               -------------    ------------

Cash flows from financing activities:
   Proceeds from note payable - recourse                           1,500,000                -
   Principal payments on note payable - recourse                    (184,592)               -
   Cash distributions to partners                                   (908,182)       (908,182)
                                                               -------------    ------------

     Net cash used in financing activities                           407,226        (908,182)
                                                               -------------    ------------

Net increase (decrease) in cash                                      373,656        (573,110)

Cash, beginning of period                                            123,486         860,530
                                                               -------------    ------------

Cash, end of period                                            $     497,142    $    287,420
                                                               =============    ============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

     During the six months ended June 30, 1997 and 1996, non-cash activities included the following:

                                                                     1997            1996
                                                                     ----            ----
Principal and interest on direct finance
  receivables paid directly to lenders by lessees             $     268,952   $    268,958
Principal and interest on non-recourse financing
 paid directly by lessees                                          (268,952)      (268,958)

Decrease in notes payable non-recourse
  due to terminations                                               -              (44,572)
Increase (decrease) in security deposits
  and deferred credits                                              -               44,572
                                                              -------------   ------------

                                                              $     -         $     -
                                                              =============   =============

       Interest expense of $52,943 and $28,998 for the six months ended June 30, 1997 and 1996 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $3,798 and $28,998 respectively, and interest expense on note payable recourse of $49,145 and $0, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1997

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

     On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series C and L.P. Six contributed $1,000,000 (8.93% interest), $1,500,000 (13.39% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan is short-term, and is expected to be re-financed by August 31, 1997. ICON Asset Acquisition LLC is charged an interest rate that is equal to Series E's cost of funds, which is approximately 8.0%.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the six months ended June 30, 1997 is summarized below:

                                                        June 30, 1997

                  Assets                               $    8,468,754
                                                       ==============

                  Liabilities                               5,797,326

                  Equity                               $    2,671,428
                                                       ==============

                                                       Six Months Ended
                                                        June 30, 1997

                  Net income                            $     168,933
                                                        =============

3.   Amendment to Partnership Agreement

     The Partnership's Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. These amendments were agreed to and are effective from and after November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner ($127,000) will be deferred until the limited partners have received their cumulative unpaid distribution, or the difference between 14% and 9%.

4.   Related Party Transactions

     For the six months ended June 30, 1997, no management fees were accrued or paid to the General Partner. For the six months ended June 30, 1996, due to the approval of the amendments as discussed in Note 3, the Partnership reversed accrued and unpaid management fees in the amount of $228,906. For the six months ended June 30, 1997 and 1996, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $23,894 and $25,916, respectively, which were charged to operations. The payment of remaining management fees have been deferred and, as of June 30, 1997, $127,000 in management fees have been accrued but not paid.

     The Partnership and two affiliates, Series C and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (see Note 2 for additional information relating to the joint venture).

     For the six months ended June 30, 1997 and 1996 no acquisition fees were paid or accrued by the Partnership.

5.   Notes Payable Recourse

     On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in monthly installments.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                  June 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases of 63%, 36%, 8% and less than 1% of total investments at June 30, 1997, respectively, and 49%, 36%, 15% and less than 1% of total investments at June 30, 1996, respectively.

Results of Operations

Three Months Ended June 30, 1997 and 1996

     For the three months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $0 and $523,964, respectively to 0 and 54 lessees or equipment users, respectively.

     Revenues for the three months ended June 30, 1997 were $109,123, representing a decrease of $12,351 or 10% from 1996. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $10,337 or 42% and a decrease in finance income of $4,158 or 5% from 1996. Results were also affected by an increase in income from joint venture of $1,721 or 18% and an increase in interest income and other of $423 or 6% from 1996. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the total number of leases maturing in 1997 compared to 1996. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

     Expenses for the three months ended June 30, 1997 were $65,867, representing an increase of $513 or less than 1% from 1996. The increase in expenses was primarily attributable to an increase in interest expense of $18,691 or 144%. Results were also affected by a decrease in general and administrative expense of $17,204 or 44%, and a decrease in administrative expense reimbursements of $973 or 8%. The increase in interest expense resulted from an increase in the average debt outstanding from 1996 to 1997. General and administrative expense and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

     Net income for the three  months  ended June 30,  1997 and 1996 was $43,256
and  $56,120,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.21 and $.28 for 1997 and 1996, respectively.

Six Months Ended June 30, 1997 and 1996

     For the six months ended June 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $822,592 and $523,964, respectively, to 10 and 27 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 37 and 42 months, respectively.

     Revenues for the six months ended June 30, 1997 were $217,594, representing a decrease of $106,944 or 33% from 1996. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $86,711 or 67%, a decrease in finance income of $14,581 or 9%, a decrease in interest income and other of $4,479 or 23% and a decrease in income from equity investment in joint venture of $1,173 or 7% from 1996. Net gain on sales or remarketing of equipment decreased due to a decrease in the total number of leases maturing in 1997 compared to 1996. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other resulted from a decrease in the collection of late charges.

                            ICON Cash Flow Partners, L.P., Series B
                               (A Delaware Limited Partnership)

     Expenses for the six months ended June 30, 1997 were $113,496, representing an increase of $222,955 from 1996. The increase in expenses resulted primarily from the reversal of management fees of $228,906 for the six months ended June 30, 1996. The increase in expenses also resulted from an increase in interest expense of $23,945 or 83%. The increase in expenses was partially offset by decrease in general and administrative expense of $27,869 or 43%, and a decrease in administrative expense reimbursements of $2,022 or 8%. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. General and administrative expense and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

     Net income for the six months ended June 30, 1997 and 1996 was $104,098 and $433,997, respectively. The net income per weighted average limited partnership unit was $.52 and $2.15 for 1997 and 1996, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 1997 and 1996 were net cash provided by operations of $744,914 and $491,900, respectively, proceeds from sales of equipment of $44,108 and $367,136, respectively and proceeds from borrowings of $1,500,000 in 1997. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions utilizing cash accumulated from prior periods, cash from operations, proceeds from sales of equipment and borrowings.

     Cash distributions to limited partners for the six months ended June 30, 1997 and 1996, which were paid monthly, totaled $899,100, of which $103,057 and $429,657 was investment income and $796,043 and $469,443 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00% for 1997 and 1996, of which 1.03% and 4.30% was investment income and 7.97% and 4.70% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1997 and 1996 was $4.50, of which $.52 and $2.15 was investment income and $3.98 and $2.35 was a return of capital, respectively.

     On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in monthly installments.

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

     As of June 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

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

                              ICON CASH FLOW PARTNERS, L.P., SERIES B
                              File No. 33-28145 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.





August 13, 1997               Gary N. Silverhardt
---------------               --------------------------------------------------
      Date                    Gary N. Silverhardt
                              Executive Vice President and Chief
                              Financial Officer
                              (Principal financial and account officer of the
                                 General Partner of the Registrant)