Form 10-Q
period 1997-09-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 1997-11-14
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                        September 30, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                      0-27822
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

                                 Balance Sheets

                                   (unaudited)

                                                         September 30,   December 31,
                                                              1997           1996
       Assets

Cash ..................................................   $   266,585    $   123,486
                                                          -----------    -----------

Investment in finance leases
   Minimum rents receivable ...........................     1,414,089      1,319,810
   Estimated unguaranteed residual values .............       270,647        202,614
   Unearned income ....................................      (259,622)      (174,980)
   Allowance for doubtful accounts ....................       (50,555)       (74,557)
                                                          -----------    -----------
                                                            1,374,559      1,272,887
                                                          -----------    -----------
Investment in financings
   Receivables due in installments ....................       972,910      1,377,159
   Unearned income ....................................      (125,690)      (209,095)
   Allowance for doubtful accounts ....................       (42,826)       (47,798)
                                                          -----------    -----------
                                                              804,394      1,120,266
                                                          -----------    -----------

Equity investment in joint venture ....................       208,845        351,012
                                                          -----------    -----------

Investment in operating leases
   Equipment, at cost .................................       119,662        119,662
   Accumulated depreciation ...........................      (119,562)      (119,562)
                                                          -----------    -----------
                                                                  100            100
                                                          -----------    -----------

Other assets ..........................................        17,717         19,692
                                                          -----------    -----------

Total assets ..........................................   $ 2,672,200    $ 2,887,443
                                                          ===========    ===========

       Liabilities and Partners' Equity

Note payable - recourse ...............................   $ 1,178,987    $      --
Notes payable - non-recourse ..........................          --          265,154
Accounts payable to General Partner and affiliates, net       117,892        178,991
Accounts payable - other ..............................       163,800        131,148
Security deposits and deferred credits ................        43,572         10,354
                                                          -----------    -----------
                                                            1,504,251        585,647
                                                          -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner .....................................      (160,293)      (148,954)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ..............     1,328,242      2,450,750
                                                          -----------    -----------

Total partners' equity ................................     1,167,949      2,301,796
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 2,672,200    $ 2,887,443
                                                          ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)


                                           For the Three Months    For the Nine Months
                                            Ended September 30,     Ended September 30,
                                             1997        1996        1997        1996
Revenues
   Net gain on sales or
     remarketing of equipment .........   $  86,828   $  24,737   $ 129,348   $ 153,968
   Finance income .....................      67,812      77,247     213,051     237,067
   Interest income and other ..........      16,448       3,345      36,628      22,572
   Income from equity investment
     in joint venture .................       2,586       4,952      12,241      21,211
                                          ---------   ---------   ---------   ---------

   Total revenues .....................     173,674     110,281     391,268     434,818
                                          ---------   ---------   ---------   ---------

Expenses

   Interest ...........................      28,531       9,896      81,474      38,895
   General and administrative .........      12,559      27,664      49,218      92,191
   Administrative expense reimbursement
     - General Partner ................       8,256      12,924      32,150      38,840
   Amortization of initial direct costs        --          --          --             5
   Management fees - General Partner ..        --          --          --      (228,906)
                                          ---------   ---------   ---------   ---------

   Total expenses .....................      49,346      50,484     162,842     (58,975)
                                          ---------   ---------   ---------   ---------

Net income ............................   $ 124,328   $  59,797   $ 228,426   $ 493,793
                                          =========   =========   =========   =========

Net income allocable to:
   Limited partners ...................   $ 123,085   $  59,199   $ 226,142   $ 488,855
   General Partner ....................       1,243         598       2,284       4,938
                                          ---------   ---------   ---------   ---------

                                          $ 124,328   $  59,797   $ 228,426   $ 493,793
                                          =========   =========   =========   =========
Weighted average number of limited
   partnership units outstanding ......     199,800     199,800     199,800     199,800
                                          =========   =========   =========   =========

Net income per weighted average
   limited partnership unit ...........   $     .62   $     .30   $    1.13   $    2.45
                                          =========   =========   =========   =========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1997 and the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)

                         Limited Partner Distributions

                            Return of   Investment           Limited         General
                             Capital      Income             Partners        Partner         Total
                          (Per weighted average unit)
Balance at
  December 31, 1993                                        $ 6,301,055      $(110,101)   $ 6,190,954

Cash distributions
  to partners                 $ 7.07      $ 1.93            (1,800,000)       (18,182)    (1,818,182)

Net income                                                     386,136          3,900        390,036
                                                           -----------      ---------    -----------

Balance at
  December 31, 1994                                          4,887,191       (124,383)     4,762,808

Cash distributions
  to partners                 $ 5.89      $ 3.11            (1,799,763)       (18,180)    (1,817,943)

Limited partnership
  units redeemed
  (200 units)                                                   (3,967)         -             (3,967)

Net income                                                     621,599          6,279        627,878
                                                           -----------      ---------    -----------

Balance at
  December 31, 1995                                          3,705,060       (136,284)     3,568,776

Cash distributions
  to partners                 $ 6.28      $ 2.72            (1,798,200)       (18,164)    (1,816,364)

Net income                                                     543,890          5,494        549,384
                                                           -----------      ---------    -----------

Balance at
 December 31, 1996                                           2,450,750       (148,954)     2,301,796

Cash distributions
  to partners                 $ 5.62      $ 1.13            (1,348,650)       (13,623)    (1,362,273)

Net income                                                     226,142          2,284        228,426
                                                           -----------      ---------    -----------

Balance at
 September 30, 1997                                        $ 1,328,242      $(160,293)   $ 1,167,949
                                                           ===========      =========    ===========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                       1997           1996
                                                                       ----           ----

Cash flows provided by operating activities:
   Net income ..................................................   $   228,426    $   493,794
                                                                   -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Finance income portion of receivables paid
         directly to lenders by lessees ........................        (7,297)       (45,325)
      Amortization of initial direct costs .....................          --                5
      Net gain on sales or remarketing of equipment ............      (129,348)      (153,968)
      Interest expense on non-recourse financing paid
         directly by lessees ...................................         3,798         38,895
      Collection of principal - non-financed receivables .......       595,748        447,925
      Income from equity investment in joint venture ...........       (12,241)       (21,211)
      Distribution from investment in joint venture ............       154,408        369,089
      Changes in operating assets and liabilities:
         Allowance for doubtful accounts .......................       (28,974)         8,354
         Accounts payable to General Partner and affiliates, net       (61,099)      (243,251)
         Accounts payable - other ..............................        32,652        (58,250)
         Security deposits and deferred credits ................        33,218        (89,653)
         Other assets ..........................................        (1,925)       (18,796)
         Other, net ............................................        52,626         91,310
                                                                   -----------    -----------

          Total adjustments ....................................       631,566        325,124
                                                                   -----------    -----------

      Net cash provided by operating activities ................       859,992        818,918
                                                                   -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ............................       288,985        455,743
   Equipment and receivables purchased .........................      (822,592)      (523,964)
                                                                   -----------    -----------

      Net cash used in investing activities ....................      (533,607)       (68,221)
                                                                   -----------    -----------

Cash flows from financing activities:
   Proceeds from note payable - recourse .......................     1,500,000           --
   Principal payments on note payable - recourse ...............      (321,013)          --
   Cash distributions to partners ..............................    (1,362,273)    (1,362,273)
                                                                   -----------    -----------

      Net cash used in financing activities ....................      (183,286)    (1,362,273)
                                                                   -----------    -----------

Net increase (decrease) in cash ................................       143,099       (611,576)

Cash, beginning of period ......................................       123,486        860,530
                                                                   -----------    -----------

Cash, end of period ............................................   $   266,585    $   248,954
                                                                   ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

      During the nine months ended September 30, 1997 and 1996, non-cash activities included the following:

                                                        1997         1996
                                                        ----         ----
Principal and interest on direct finance
   receivables paid directly to lenders by lessees   $ 268,952    $ 403,428
Principal and interest on non-recourse financing
 paid directly by lessees ........................    (268,952)    (403,428)

Decrease in notes payable non-recourse
   due to terminations ...........................        --        (44,572)
Increase (decrease) in security deposits
   and deferred credits ..........................        --         44,572
                                                     ---------    ---------

                                                     $            $
                                                     =========    =========

        Interest expense of $81,474 and $38,895 for the nine months ended September 30, 1997 and 1996 consisted of interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $3,798 and $38,895 respectively, and interest expense on note payable recourse of $77,676 and $0, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

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

      On September 19, 1997, ICON Asset Acquisition LLC sold its entire investment in leases to L.P. Six for $6,819,996. The proceeds from the sale were used to pay off its obligation ($4,730,328 at September 19, 1997) to Series E. The remaining proceeds will be distributed to the Partnership, Series C and L.P. Six upon final liquidation of the remaining net assets of ICON Asset Acquisition LLC.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

Information as to the financial position and results of operations of ICON Asset Acquisition LLC as of and for the nine months ended September 30, 1997 is summarized below:

                                                  September 30, 1997

       Assets                                       $    2,906,511
                                                    ==============

       Liabilities                                  $      567,824
                                                    ==============

       Equity                                       $    2,338,687
                                                    ==============

                                                  Nine Months Ended
                                                 September 30, 1997

       Net income                                   $      137,067
                                                    ==============

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

4.    Related Party Transactions

      For the nine months ended September 30, 1997, no management fees were accrued or paid to the General Partner. For the nine months ended September 30, 1996, due to the approval of the amendments as discussed in Note 3, the Partnership reversed accrued and unpaid management fees in the amount of $228,906. For the nine months ended September 30, 1997 and 1996, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $32,150 and $38,840, respectively, which were charged to operations. The payment of remaining management fees have been deferred and, as of September 30, 1997, $127,000 in management fees have been accrued but not paid.

      The Partnership, and two affiliates, Series C and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC (See Note 2 for additional information relating to the joint venture).

      There were no acquisition fees paid or accrued by the Partnership for the nine months ended September 30, 1997 and 1996, respectively.

5.    Notes Payable Recourse

      On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in monthly installments. The principal balance outstanding at September 30, 1997 totaled $1,178,978.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                               September 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases of 58%, 34%, 8% and less than 1% of total investments at September 30, 1997, respectively, and 49%, 39%, 12% and less than 1% of total investments at September 30, 1996, respectively.

Results of Operations

Three Months Ended September 30, 1997 and 1996

   Revenues for the three months ended September 30, 1997 were $173,674, representing an increase of $63,393 or 57% from 1996. The increase in revenues was attributable to an increase in net gain on sales or remarketing of equipment of $62,091 or 251% and an increase in interest income of $13,103 or 392% from 1996. Results were also affected by a decrease in finance income of $9,435 or 12% and a decrease from income from joint venture and other of $2,366 or 48% from 1996. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in income and other resulted from an increase in the average cash balance and an increase in the collection of late charges from 1996 to 1997. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment and the sale of the Partnership's investment in the joint venture.

      Expenses for the three months ended September 30, 1997 were $49,346, representing a decrease of $1,138 or 2% from 1996. The decrease in expenses was primarily attributable to a decrease in general and administrative expense of $15,105 or 55% and a decrease in administrative expense reimbursements of $4,668 or 36%. These decreases were offset by an increase in interest expense of $18,635 or 188%. The increase in interest expense resulted from an increase in the average debt outstanding from 1996 to 1997. General and administrative expense decreased due to a decrease in the legal fees and service charges. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

      Net income for the three months ended September 30, 1997 and 1996 was $124,328 and $59,797, respectively. The net income per weighted average limited partnership unit was $.62 and $.30 for 1997 and 1996, respectively.

Nine Months Ended September 30, 1997 and 1996

      For the nine months ended September 30, 1997 and 1996, the Partnership leased or financed equipment with an initial cost of $822,592 and $523,964, respectively, to 10 and 17 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions was 37 and 55 months, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

      Revenues for the nine months ended September 30, 1997 were $391,268, representing a decrease of $43,550 or 100% from 1996. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $24,620 or 16%, a decrease in finance income of $24,016 or 10% and a decrease in income from equity investment in joint venture of $8,970 or 40% from 1996. The results were also affected by an increase in interest income of $14,056 or 62%. Net gain on sales or remarketing of equipment decreased due to a decrease in the total number of leases maturing and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in income from equity investment in joint venture resulted from a decrease in the average size of the portfolio under investment and the sale of the Partnership's investment in the joint venture. The increase in interest income and other resulted from an increase in the collection of late charges.

      Expenses for the nine months ended September 30, 1997 were $162,842, representing an increase of $221,817 from 1996. The increase in expenses resulted primarily from the reversal of management fees of $228,906 for the nine months ended September 30, 1996. The increase in expenses also resulted from an increase in interest expense of $42,579 or 109%. These increases were partially offset by a decrease in general and administrative expense of $42,973 or 47%, and a decrease in administrative expense reimbursements of $6,690 or 17%. Interest expense increased due to an increase in the average debt outstanding from 1996 to 1997. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997. General and administrative expenses decreased due to a decrease in legal fees, postage and service related expenses.

      Net income for the nine months ended September 30, 1997 and 1996 was $228,426 and $493,793, respectively. The net income per weighted average limited partnership unit was $1.13 and $2.45 for 1997 and 1996, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the nine months ended September 30, 1997 and 1996 were net cash provided by operations of $859,992 and $818,918, respectively, proceeds from sales of equipment of $288,985 and $455,743, respectively, and proceeds from borrowings of $1,500,000 in 1997. These funds were used to make payments on borrowings, fund cash distributions and purchase equipment. The Partnership intends to continue to purchase additional equipment, fund cash distributions and service outstanding debt utilizing cash accumulated from prior periods, cash from operations, proceeds from sales of equipment.

      Cash distributions to limited partners for the nine months ended September 30, 1997 and 1996, which were paid monthly, totaled $1,348,650, of which $226,142 and $488,855 was investment income and $1,122,508 and $859,795 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 9.00% for 1997 and 1996, of which 1.67% and 3.24% was investment income and 7.33% and 5.76% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1997 and 1996 was $6.75, of which $1.13 and $2.45 was investment income and $5.62 and $4.30 was a return of capital, respectively.

      On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in monthly installments. The principal balance outstanding at September 30, 1997 totaled $1,178,978.

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

      As of September 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

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

                                   ICON CASH FLOW PARTNERS, L.P., SERIES B
                                   File No. 33-28145 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.





November 14, 1997                  /s/ Gary N. Silverhardt
-----------------                  ---------------------------------------------
     Date                          Gary N. Silverhardt
                                   Executive Vice President and Chief
                                   Financial Officer
                                  (Principal financial and account officer of
                                   the General Partner of the Registrant)