Form 10-K
period 1997-12-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 1998-03-31
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1997
                          ------------------------------------------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required]

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                          0-27822
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

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------

(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code          (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                   Name of each exchange on which registered

------------------------------------  ------------------------------------------

------------------------------------  ------------------------------------------



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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                TABLE OF CONTENTS

Item                                                                 Page

PART I

1.   Business                                                        3-4

2.   Properties                                                        5

3.   Legal Proceedings                                                 5

4.   Submission of Matters to a Vote of Security Holders               5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                           6

6.   Selected Financial and Operating Data                             6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                             7-9

8.   Financial Statements and Supplementary Data                   10-25

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                              26

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                               26-27

11.  Executive Compensation                                           27

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                   28

13.  Certain Relationships and Related Transactions                   28

PART IV

14.  Exhibits, Reports and Amendments                              28-29

SIGNATURES                                                            30

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

PART I

Item 1.  Business

General Development of Business

     ICON Cash Flow Partners, L.P., Series B (the "Partnership") was formed in March 1989 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 22, 1989, with the admission of 12,414.89 limited partnership units. Between October 1, 1989 and December 31, 1989, 16,647.07 additional units were admitted. Between January 1, 1990 and November 16, 1990 (the final closing date), 170,938.04 additional units were admitted bringing the final admission to 200,000 units totaling $20,000,000 in capital contributions. During 1995, the Partnership redeemed 200 limited partnership units leaving 199,800 limited partnership units outstanding at December 31, 1997, 1996 and 1995. The sole general partner is ICON Capital Corp. (the "General Partner").

     The Partnership's original Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively, and the amendments were adopted. These amendments are effective from and after November 15, 1995 and are as follows: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective, the Partnership has and intends to continue to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, when cash is available, commencing with each limited partner's admission to the Partnership and continuing through the extended Reinvestment Period; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the extended Reinvestment Period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners during the Liquidation Period. In addition to acquiring equipment and entering into leases, the Partnership also (1) acquires equipment already subject to leases originated by affiliates and non-affiliated lessors and (2) enters into financing transactions, which are (i) secured by the equipment financed and lease revenues therefrom (if any) and additional collateral as deemed necessary by the credit review committee of the General Partner, and (ii) evidenced by the irrevocable obligation of the lessees.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

Lease and Financing Transactions

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed $822,592 and $523,964 of equipment, respectively, with a weighted average initial transaction term of 26 and 55 months, respectively. At December 31, 1997, the weighted average initial transaction term of the portfolio was 48 months. A summary of the portfolio equipment cost by category held at December 31, 1997 and 1996 is as follows:

                                   December 31, 1997         December 31, 1996
                                   -----------------         -----------------
Category                          Cost        Percent       Cost         Percent

Telecommunications ........   $  926,764       24.3%     $  168,953        3.2%
Restaurant equipment ......      735,121       19.3         747,151       14.1
Manufacturing & production       573,572       15.0         692,101       13.0
Computer systems ..........      486,519       12.8         731,997       13.8
Office furniture & fixtures      446,075       11.7         446,075        8.4
Retail systems ............      167,119        4.4       1,978,377       37.2
Printing ..................      127,549        3.3         175,597        3.3
Video production ..........      137,291        3.6         164,358        3.1
Medical ...................       89,861        2.4          89,861        1.7
Automotive ................       55,776        1.5          55,776        1.0
Material handling .........       26,533         .7          26,533         .5
Audio .....................       24,542         .6          24,542         .5
Office equipment ..........       14,569         .4          14,569         .2
                              ----------      -----      ----------      -----

                              $3,811,291      100.0%     $5,315,890      100.0%
                              ==========      =====      ==========      =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1997. The lease is with Hometown Buffet, Inc., the underlying equipment is restaurant equipment, furniture and fixtures and the purchase price of the equipment represents 16.2% of the total portfolio equipment cost at December 31, 1997.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                              Number of Equity Security Holders
Title of Class                                       as of December 31,
--------------                                ---------------------------------
                                                    1997            1996
                                                    ----            ----

Limited partners                                    1,760           1,764
General Partner                                         1               1

Item 6.  Selected Financial and Operating Data

                                                              Years Ended December 31,
                                         --------------------------------------------------------------
                                             1997        1996         1995        1993          1992
                                             ----        ----         ----        ----          ----

Total revenues ...................       $  562,650   $  519,663   $1,196,522   $1,616,676   $2,712,304
                                         ==========   ==========   ==========   ==========   ==========

Net income .......................       $  356,326   $  549,384   $  627,878   $  390,036   $  230,789
                                         ==========   ==========   ==========   ==========   ==========

Net income allocable to
  limited partners ...............       $  352,763   $  543,890   $  621,599   $  386,136   $  228,481
                                         ==========   ==========   ==========   ==========   ==========

Net income allocable to the
  General Partner ................       $    3,563   $    5,494   $    6,279   $    3,900   $    2,308
                                         ==========   ==========   ==========   ==========   ==========

Weighted average limited
  partnership units outstanding ..       $  199,800      199,800      199,986      200,000      200,000
                                         ==========   ==========   ==========   ==========   ==========

Net income per weighted
  average limited partnership unit       $     1.77   $     2.72   $     3.11   $     1.93   $     1.14
                                         ==========   ==========   ==========   ==========   ==========

Distributions to limited partners        $1,798,200   $1,798,200   $1,799,763   $1,800,000   $2,466,667
                                         ==========   ==========   ==========   ==========   ==========

Distributions to the
  General Partner ................       $   18,164   $   18,164   $   18,180   $   18,182   $   24,917
                                         ==========   ==========   ==========   ==========   ==========


                                                                      December 31,
                                            1997         1996         1995         1993           1992
                                            ----         ----         ----         ----           ----

Total assets ...                         $2,066,633   $2,887,443   $5,069,702   $10,144,096   $19,099,869
                                         ==========   ==========   ==========   ===========   ===========

Partners' equity                         $  841,758   $2,301,796   $3,568,776   $ 4,762,808   $ 6,190,954
                                         ==========   ==========   ==========   ===========   ===========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases of 64%, 36%, 0% and less than 1% of total investments at December 31, 1997, respectively, and 47%, 41%, 11% and less than 1% of total investments at December 31, 1996, respectively.

     For the years ended December 31, 1997 and 1996, the Partnership purchased and leased or financed equipment with initial costs of $822,592 and $523,964, respectively, to 93 and 48 lessees or equipment users, respectively and sold its interest in the joint venture in September 1997 for $210,623.

Results of Operations for the Years Ended December 31, 1997 and 1996

   Revenues for the year ended December 31, 1997 were $562,650, representing an increase of $42,987 or 8% from 1996. The increase in revenues was attributable to an increase in net gain on sales or remarketing of equipment of $51,951 or 29% and an increase in interest income and other of $20,655 or 81% from 1996. Results were also affected by a decrease in finance income of $33,640 or 11% and an increase of income from joint venture of $4,021 or 39% from 1996. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1996 to 1997, an increase in the collection of late charges from 1996 to 1997 and miscellaneous income related to a reversal of accrued sales tax payable in 1997. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The increase in income from equity investment in joint venture resulted from the gain recognized on the sale of its investment.

     Expenses for the year ended December 31, 1997 were $206,324, representing an increase of $236,045 from 1996. The increase in expenses resulted primarily from the 1996 reversal of accrued and unpaid management fees of $228,906, resulting in a net $29,721 credit for that year. This reversal was attributable to the vote of the limited partners to amend the Partnership agreement. The amendment, which was adopted on March 20, 1996 is effective from and after November 15, 1995 and specifically eliminates the Partnership's obligation to pay such fees. The increase in expenses was also attributable to an increase in interest expense of $61,249 or 134%, which resulted from an increase in the average debt outstanding from 1996 to 1997. The increase in expenses was offset by a decrease in general and administrative expense of $42,874 or 42% and a decrease in administrative expense reimbursements of $11,232 or 22%. General and administrative expense decreased due to a decrease in the legal fees and service charges. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

      Net income for the years ended December 31, 1997 and 1996 was $356,326 and $549,384, respectively. The net income per weighted average limited partnership unit was $1.77 and $2.72 for 1997 and 1996, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

         Expenses for the year ended December 31, 1996 totaled a net credit of $29,721, representing a change of $598,365 from 1995. The change in expenses resulted primarily from a reversal of accrued and unpaid management fees of $228,906. This reversal was attributable to the solicitation of an affirmative vote of the limited partners to amend the Partnership agreement. The amendment, which was adopted on March 20, 1996 is effective from and after November 15, 1995 and specifically eliminates the Partnership's obligation to pay such fees. The decrease in expenses also resulted from a decrease in interest expense of $136,800 or 75%, a decrease in depreciation expense of $54,799 or 100%, a decrease in administrative expense reimbursements of $35,007 or 41% and a decrease in amortization of initial direct costs of $33,428 or 100% from 1995. The results were also affected by a decrease in provision for bad debt of $25,000 or 100% from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. Depreciation, amortization of initial direct costs and administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1995 to 1996. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the year ended December 31, 1996.

         Net income for the years ended  December 31, 1996 and 1995 was $549,384
an  $627,878,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $2.72 and $3.11 for 1996 and 1995, respectively.

Liquidity and Capital Resources

         The Partnership's primary sources of funds in 1997, 1996 and 1995 were net cash provided by operations of $851,989, $1,002,547 and $999,015, respectively, proceeds from sales of equipment of $544,232, $600,737 and $2,148,030, respectively, and proceeds related to a term loan of $1,500,000 in 1997. These funds were used to purchase equipment, invest in a joint venture, fund cash distributions and to make payments on borrowings.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1996

         The Partnership had notes payable of $1,048,541 and $265,154 at December 31, 1997 and 1996, respectively, as a result of borrowings secured by equipment. These amounts consisted of $1,048,541 and $0, respectively, in recourse notes and $0 and $265,154, respectively, in non-recourse notes which are being paid directly to the lenders by lessees.

         Cash distributions to the limited partners for the years ended December 31, 1997, 1996 and 1995, which were paid monthly, totaled $1,798,200, $1,798,200 and $1,799,763 of which $352,763,  $543,890,  and $621,599 was investment income and $1,445,437, $1,254,310 and $1,178,164 was a return of capital, respectively. The monthly annualized cash distribution rate for the years ended December 31, 1997, 1996 and 1995 was 9.00%, of which 1.77%, 2.72% and 3.11% was investment income and 7.23%, 6.28%, and 5.89% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1997, 1996 and 1995 was $9.00, of which $1.77, $2.72 and $3.11 was investment income and $7.23, $6.28 and $5.89 was a return of capital, respectively.

     The Partnership has been making monthly cash distributions from net cash flows from operations at a rate equal to 9% per annum of the Limited Partners original cash contribution. As a result of our recent evaluation of the existing portfolio, it was determined that the previous distribution rate of 9% is not sustainable. As of March 1, 1998, the monthly distribution to limited partners will be 2% per month, annualized, of their original capital contribution. However, in the event of asset sales or re-leases that generate additional cash, these proceeds will be added to distributions.

         The Partnership's original Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. These amendments were agreed to and are effective from and after November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000) will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

         On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral for a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in consecutive monthly installments. In addition, the loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth and of certain financial ratios.

         As of December 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                                     Page Number

Independent Auditors' Report                                              12

Balance Sheets as of December 31, 1997 and 1996                           13

Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                        14

Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1997, 1996 and 1995                            15

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                     16-18

Notes to Financial Statements                                          19-25

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series B:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series B (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series B as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              /s/ KPMG Peat Marwick LLP
                                              ----------------------------------
                                                  KPMG Peat Marwick LLP






March __, 1998
New York, New York

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                               1997          1996
                                                               ----          ----
       Assets

Cash ..................................................   $   139,915    $   123,486
                                                          -----------    -----------

Investment in finance leases
   Minimum rents receivable ...........................     1,229,282      1,319,810
   Estimated unguaranteed residual values .............       251,860        202,614
   Unearned income ....................................      (220,468)      (174,980)
   Allowance for doubtful accounts ....................       (50,407)       (74,557)
                                                          -----------    -----------
                                                            1,210,267      1,272,887
                                                          -----------    -----------
Investment in financings
   Receivables due in installments ....................       805,841      1,377,159
   Unearned income ....................................       (97,213)      (209,095)
   Allowance for doubtful accounts ....................       (42,827)       (47,798)
                                                          -----------    -----------
                                                              665,801      1,120,266
                                                          -----------    -----------

Equity investment in joint venture ....................          --          351,012
                                                          -----------    -----------

Investment in operating leases
   Equipment, at cost .................................       119,662        119,662
   Accumulated depreciation ...........................      (119,562)      (119,562)
                                                          -----------    -----------
                                                                  100            100
                                                          -----------    -----------

Other assets ..........................................        50,550         19,692
                                                          -----------    -----------

Total assets ..........................................   $ 2,066,633    $ 2,887,443
                                                          ===========    ===========

       Liabilities and Partners' Equity

Note payable - recourse ...............................   $ 1,048,541    $      --
Notes payable - non-recourse ..........................          --          265,154
Accounts payable to General Partner and affiliates, net       103,840        178,991
Accounts payable - other ..............................        58,953        131,148
Security deposits and deferred credits ................        13,541         10,354
                                                          -----------    -----------
                                                            1,224,875        585,647

                                                          -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner .....................................      (163,555)      (148,954)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ..............     1,005,313      2,450,750
                                                          -----------    -----------

Total partners' equity ................................       841,758      2,301,796
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 2,066,633    $ 2,887,443
                                                          ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,


                                               1997         1996          1995
                                               ----         ----          ----
Revenues

   Finance income ......................   $  273,507   $  307,147    $  488,688
   Net gain on sales or remarketing
     of equipment ......................      228,875      176,924       480,681
   Rental income .......................         --           --         104,841
   Income from equity investment in
     joint venture .....................       14,232       10,211        69,165
   Interest income and other ...........       46,036       25,381        53,147
                                           ----------   ----------    ----------

   Total revenues ......................      562,650      519,663     1,196,522
                                           ----------   ----------    ----------

Expenses

   Interest ............................      106,868       45,619       182,419
   General and administrative ..........       59,847      102,721       102,334
   Administrative expense reimbursements
     - General Partner .................       39,609       50,841        85,848
   Amortization of initial direct costs          --              4        33,433
   Management fees - General Partner ...         --       (228,906)       84,811
   Depreciation ........................         --           --          54,799
   Provision for bad debts .............         --           --          25,000
                                           ----------   ----------    ----------

   Total expenses (credit) .............      206,324      (29,721)      568,644
                                           ----------   ----------    ----------

Net income .............................   $  356,326   $  549,384    $  627,878
                                           ==========   ==========    ==========

Net income allocable to:
   Limited partners ....................   $  352,763   $  543,890    $  621,599
   General Partner .....................        3,563        5,494         6,279
                                           ----------   ----------    ----------

                                           $  356,326   $  549,384    $  627,878
                                           ==========   ==========    ==========

Weighted average number of limited
   partnership units outstanding .......      199,800      199,800       199,986
                                           ==========   ==========    ==========

Net income per weighted average
   limited partnership unit ............   $     1.77   $     2.72    $     3.11
                                           ==========   ==========    ==========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1997, 1996 and 1995

                           Limited Partner Distributions

                              Return of  Investment           Limited        General
                               Capital     Income             Partners       Partner         Total
                           (Per weighted average unit)

Balance at
  December 31, 1994                                         $ 4,887,191    $ (124,383)    $ 4,762,808

Cash distributions

  to partners                  $5.89       $3.11             (1,799,763)      (18,180)     (1,817,943)

Limited partnership
  units redeemed
  (200 units)                                                    (3,967)        -              (3,967)

Net income                                                      621,599         6,279         627,878
                                                            -----------    ----------     -----------

Balance at
  December 31, 1995                                           3,705,060      (136,284)      3,568,776

Cash distributions
  to partners                  $6.28       $2.72             (1,798,200)      (18,164)     (1,816,364)

Net income                                                      543,890         5,494         549,384
                                                            -----------    ----------     -----------

Balance at
  December 31, 1996                                           2,450,750      (148,954)      2,301,796

Cash distributions
  to partners                  $7.23       $1.77             (1,798,200)      (18,164)     (1,816,364)

Net income                                                      352,763         3,563         356,326
                                                            -----------    ----------     -----------

Balance at
  December 31, 1997                                         $ 1,005,313    $ (163,555)    $   841,758
                                                            ===========    ==========     ===========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                 1997          1996           1995
                                                                 ----          ----           ----

Cash flows from operating activities:
Net income ..............................................   $   356,326    $   549,384    $   627,878
                                                            -----------    -----------    -----------
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation .........................................          --             --           54,799
   Allowance for doubtful accounts ......................       (29,121)          --          (13,931)
   Finance income portion of receivables paid
     directly to lenders by lessees .....................        (7,297)       (54,612)      (230,865)
   Amortization of initial direct costs .................          --                4         33,433
   Net gain on sales or remarketing of equipment ........      (228,875)      (176,924)      (480,681)
   Interest expense on non-recourse financing
     paid directly by lessees ...........................         3,798         45,619        154,642
   Interest expense accrued - non-recourse debt .........          --             --           27,777
   Collection of principal - non-financed receivables ...       826,839        590,520        818,833
   Income from equity investment in joint venture .......       (14,232)       (10,211)       (69,165)
   Distribution from investment in joint venture ........       158,062        411,059        317,305
   Change in operating assets and liabilities:
     Accounts payable to General Partner
       and affiliates, net ..............................       (75,151)      (213,695)       165,726
     Accounts payable - other ...........................       (72,195)       (68,307)         2,647
     Security deposits and deferred credits .............         3,187        (96,419)      (378,778)
   Other, net ...........................................       (42,327)        26,129        (30,605)
                                                            -----------    -----------    -----------

       Total adjustments ................................       522,688        453,163        371,137
                                                            -----------    -----------    -----------

     Net cash provided by operating activities ..........       879,014      1,002,547        999,015
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................       544,232        600,737      2,148,030
   Investment in joint venture ..........................          --             --       (1,000,000)
   Equipment and receivables purchased ..................      (822,592)      (523,964)    (1,856,010)
   Proceeds from sale of investment in joint venture ....       183,598           --             --
                                                            -----------    -----------    -----------

     Net cash provided by  (used in) investing activities       (94,762)        76,773       (707,980)
                                                            -----------    -----------    -----------


                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                 1997           1996           1995
                                                 ----           ----           ----

Cash flows from financing activities:
   Cash distributions to partners ........    (1,816,364)    (1,816,364)    (1,817,943)
   Redemption of limited partnership units          --             --           (3,967)
   Payments on notes payable-recourse ....      (451,459)          --             --
   Proceeds from notes payable-recourse ..     1,500,000           --             --
                                             -----------    -----------    -----------

     Net cash used in financing activities      (767,823)    (1,816,364)    (1,821,910)
                                             -----------    -----------    -----------

Net increase (decrease) in cash ..........        16,429       (737,044)    (1,530,875)

Cash, beginning of year ..................       123,486        860,530      2,391,405
                                             -----------    -----------    -----------

Cash, end of year ........................   $   139,915    $   123,486    $   860,530
                                             ===========    ===========    ===========
























See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

   Interest expense of $106,868, $45,619 and $182,419 for the years ended December 31, 1997, 1996 and 1995, respectively, consisted of: interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $3,798, $45,619 and $182,419, respectively, and interest on a term loan totaling $103,070 in 1997.

   During the years ended December 31, 1997, 1996 and 1995, non-cash activities included the following:

                                                        1997          1996          1995
                                                        ----          ----          ----
Principal and interest on finance receivables
     paid directly to lenders by lessees .......   $   268,952    $   583,524    $ 1,836,759
Principal and interest on non-recourse financing
     paid directly by lessee ...................      (268,952)      (583,524)    (1,836,759)
Decrease in notes payable - non-recourse
     due to terminations .......................          --          (44,572)    (1,437,754)
Decrease in security deposits and
     deferred credits ..........................          --             --         (388,746)
Decrease in investment in finance leases
     due to terminations .......................          --           44,572      1,826,500
                                                   -----------    -----------    -----------

                                                   $      --      $      --      $      --
                                                   ===========    ===========    ===========













See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1997

1.   Organization

     ICON Cash Flow Partners, L.P., Series B (the "Partnership") was formed on March 27, 1989 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, enter into secured financing transactions. The Partnership's offering period commenced on July 18, 1989 and by its final closing in 1990, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. During 1995, the Partnership redeemed 200 limited partnership units, leaving 199,800 limited partnership units outstanding at December 31, 1997, 1996 and 1995.

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

2.   Amendment to Partnership Agreement

     The Partnership's original Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. As of March 20, 1996 these amendments were agreed to by the limited partners and are effective from and after November 15, 1995. The amendments: (1) extend the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminate the Partnership's obligation to pay the General Partner $220,000 of the $347,000 accrued and unpaid management fees as of November 15, 1995, and $171,000 of additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner, or $127,000 ($347,000 less $220,000) will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner and until the limited partners have received their cumulative unpaid distribution, or the difference between 14% and 9%, the $127,000 will continue to be deferred.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

3.   Significant Accounting Policies

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

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease termination. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to five years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Fair value information with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and liabilities approximates market value.

     Investment in Joint Venture - The Partnership accounted for its investment in joint venture under the equity method of accounting. The Partnership's original investment was recorded at cost and was adjusted by its share of earnings, losses and distributions thereafter. The Partnership liquidated its investment in the joint venture in September 1997 and received $183,598 in proceeds for the sale of its investment.

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

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when such analysis indicates that the probability of collection of the account is remote.

     Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective beginning in 1996.

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

     New Accounting Pronouncements - In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing. SFAS No. 125 is effective for all transfers occurring after December 31, 1996. The adoption of SFAS No. 125 did not have a material impact on the Partnership's net income, partners' equity or total assets.

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

     On February 3, 1995, the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. The Partnership, Series C and L.P. Six contributed $1,000,000 (8.93% interest), $1,500,000 (13.39% interest) and $8,700,000 (77.68% interest), respectively, to ICON Asset Acquisition LLC. On February 17, 1995, ICON Asset Acquisition LLC purchased an existing portfolio of leases. The purchase price of the portfolio totaled $27,854,266, and the underlying equipment consists of graphic arts and printing equipment. On September 5, 1995, ICON Asset Acquisition LLC securitized substantially all of its portfolio and became the beneficial owner of a trust and the Prudential Insurance Company of America ("Prudential") the lender to the trust. On January 28, 1997, ICON Asset Acquisition LLC re-financed its outstanding $7,780,000 obligation to Prudential with proceeds it received from a loan from ICON Cash Flow Partners, L.P., Series E ("Series E"), an affiliate of the Partnership. The loan accrued interest at 11%, which approximates the rate Series E would earn on similar investments.


     On September 19, 1997 L.P. Six purchased, from the Partnership and Series C, their investment in ICON Asset Acquisition LLC. The Partnership and Series C's investments were purchased at book value, which approximated market value at that time. ICON Asset Acquisition LLC became a 100% owned subsidiary of L.P Six. ICON Asset Acquisition LLC paid its obligation ($4,730,328) to Series E on September 19, 1997. L.P Six transferred all of ICON Asset Acquisition LLC's assets to its own account and dissolved ICON Asset Acquisition LLC in the fourth quarter 1997.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

5.     Receivables Due in Installments

       Non-cancelable   minimum   annual  amounts  due  on  finance  leases  and
financings are as follows:

                      Finance
 ear                  Leases         Financings            Total
----                  ------         ----------            -----
1998                $  570,080        $398,242          $  968,322
1999                   453,209         242,226             695,435
2000                   153,588         148,771             302,359
2001                    52,405          16,602              69,007
                    ---------        --------          ----------

                    $1,229,282        $805,841          $2,035,123
                    ==========        ========          ==========

6.   Investment in Operating Leases

     The investment in operating leases at December 31, 1997, 1996 and 1995 consisted of the following:

                                                 1997        1996        1995
                                                 ----        ----        ----

Equipment cost, beginning of year .........   $ 119,662   $ 125,592   $ 125,592

Equipment sold ............................        --        (5,930)       --
                                              ---------   ---------   ---------

Equipment cost, end of year ...............     119,662     119,662     125,592
                                              ---------   ---------   ---------

Accumulated depreciation, beginning of year    (119,562)   (124,955)    (70,156)

Depreciation ..............................        --          --       (54,799)
Equipment sold ............................        --         5,393        --
                                              ---------   ---------   ---------

Accumulated depreciation, end of year .....    (119,562)   (119,562)   (124,955)
                                              ---------   ---------   ---------

Investment in operating leases, end of year   $     100   $     100   $     637
                                              =========   =========   =========

     The investment in operating leases at December 31, 1997 and 1996 related to a lease with Richman Gordman Stores, Inc. The original lease term expired in 1995. The lease is currently on renewal and it is expected that the underlying equipment will be remarketed in 1998.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                         Finance                 Operating
                                         Leases     Financings    Leases         Total

Balance at December 31, 1994 .......   $ 162,965    $  35,131    $   6,901    $ 204,997

     Charged to operations .........      20,000        5,000         --         25,000
     Accounts written-off ..........     (64,683)      (8,216)        --        (72,899)
     Recovery on accounts previously
       written-off .................      11,085          883       22,000       33,968
     Transfer within accounts ......     (12,600)      15,000       (2,400)        --
                                       ---------    ---------    ---------    ---------

Balance at December 31, 1995 .......     116,767       47,798       26,501      191,066

     Accounts written-off ..........     (77,106)        --           --        (77,106)
     Recovery on accounts previously
       written-off .................       8,395         --           --          8,395
     Transfer within accounts ......      26,501         --        (26,501)        --
                                       ---------    ---------    ---------    ---------

Balance at December 31, 1996 .......      74,557       47,798         --        122,355

     Accounts written-off ..........     (24,150)      (4,971)        --        (29,121)
                                       ---------    ---------    ---------    ---------

Balance at December 31, 1997 .......   $  50,407    $  42,827    $    --      $  93,234
                                       =========    =========    =========    =========

8.   Notes Payable

    On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The loan bears interest at 9%, and is payable in monthly installments. At December 31, 1997, $1,048,541 was outstanding under the loan.

     The Partnership had notes payable of $265,154 at December 31, 1996, as a result of borrowings secured by equipment. This amount consisted wholly of non-recourse notes being paid directly to the lenders by lessees and was paid off in June 1997.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

9.   Related Party Transactions

     For the year ended December 31, 1996, as a result of the approval of the amendments as discussed in Note 8, the Partnership reversed accrued and unpaid management fees in the amount of $228,906. During the years ended December 31, 1995, the Partnership paid or accrued to the General Partner management fees of $84,811. During the years ended December 31, 1997, 1996 and 1995 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $39,609, $50,841 and $85,848, respectively. These fees and reimbursements were charged to operations.

     In 1995, the Partnership and two affiliates, Series C and L.P. Six, formed a joint venture, ICON Asset Acquisition LLC. In September 1997 ICON Asset Acquisition LLC sold its entire investment in leases to L.P. Six. The proceeds from the sale were used to pay off its obligation to Series E and Purchase, from the Partnership and Series C, their investment in ICON Asset Acquisition LLC. The Partnership and Series C's investment was purchased at book value, which approximated market value at that time. L.P. Six transferred all of ICON Asset Acquisition LLC's assets to its own accounts and dissolved ICON Asset Acquisition LLC.

     For the years ended December 31, 1997, 1996 and 1995, there were no acquisition fees paid or accrued by the Partnership.

10.   Tax Information (Unaudited)

      The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                            1997        1996         1995
                                            ----        ----         ----

Net income per financial statements       $356,326    $549,384   $   627,878

Differences due to:
   Direct finance leases                   625,885     343,508     2,470,125
   Depreciation                           (531,244)    (85,102)   (2,312,657)
   Provision for losses                    (18,942)    (53,479)         (185)
   Gain (loss) on sale of equipment       (377,615)    (25,080)    1,561,190
   Other                                    (9,415)     11,150        16,937
                                         ---------    --------   -----------

Partnership income for
   federal income tax purposes             $ 44,995   $740,381   $ 2,363,288
                                           ========   ========   ===========


      As of December 31, 1997, the partners' capital accounts included in the financial statements totaled $841,758 compared to the partners' capital accounts for federal income tax purposes of $9,009,026 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

      The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to operating leases and full payout leases.

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

      The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke          President, Chief Executive Officer and Director

Thomas W. Martin              Executive Vice President and Director

Paul B. Weiss                 Executive Vice President

Gary N. Silverhardt           Senior Vice President and Chief Financial Officer

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Beaufort J. B. Clarke, age 51, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Thomas W. Martin, age 43, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 13 years of senior management experience in the leasing business, particularly in the area of syndication.

     Paul B. Weiss, age 37, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 37, is Senior Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1997, 1996 and 1995.

       Entity             Capacity          Type of Compensation       1997      1996      1995
-----------------     ---------------      ----------------------      ----      ----      ----
ICON Capital Corp.    General Partner      Administrative expense
                                             reimbursements         $ 39,609  $  50,841  $ 85,848
ICON Capital Corp.    General Partner      Management fees               -     (228,906)   84,811
                                                                    --------  ---------  --------
                                                                    $ 39,609  $(170,865) $170,659
                                                                    ========  =========  ========

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 20, 1998, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

         Title                     Amount Beneficially           Percent
       of Class                           Owned                  of Class
------------------------      -----------------------------      --------

General Partner Interest      Represents initially a 1% and        100%
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

                                December 31, 1997

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the year ended December 31, 1997.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

                                ICON CASH FLOW PARTNERS, L.P., Series B
                                File No. 33-28145 (Registrant)
                                By its General Partner, ICON Capital Corp.


Date:  March 31, 1998           /s/ Beaufort J. B. Clarke
                                ------------------------------------------------
                                Beaufort J. B. Clarke
                                President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 1998           /s/ Beaufort J. B. Clarke
                                ------------------------------------------------
                                Beaufort J. B. Clarke
                                President, Chief Executive Officer and Director



Date:  March 31, 1998           /s/ Thomas W. Martin
                                ------------------------------------------------
                                Thomas W. Martin
                                Executive Vice President and Director


Date:  March 31, 1998           /s/ Gary N. Silverhardt
                                ------------------------------------------------
                                Gary N. Silverhardt
                                Sr. Vice President and Chief Financial Officer


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.