Form 10-Q
period 1998-03-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 1998-05-12
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        March 31, 1998
                     -----------------------------------------------------------

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

                                                       [ x ] Yes       [   ] No

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                            March 31,    December 31,
                                                              1998           1997
                                                              ----           ----
Assets

Cash ..................................................   $   113,440    $   139,915
                                                          -----------    -----------

Investment in finance leases
  Minimum rents receivable ............................     1,107,757      1,229,282
  Estimated unguaranteed residual values ..............       251,047        251,860
  Unearned income .....................................      (184,724)      (220,468)
  Allowance for doubtful accounts .....................       (50,407)       (50,407)
                                                          -----------    -----------
                                                            1,123,673      1,210,267
Investment in financings
  Receivables due in installments .....................       687,318        805,841
  Unearned income .....................................       (79,164)       (97,213)
  Allowance for doubtful accounts .....................       (42,827)       (42,827)
                                                          -----------    -----------
                                                              565,327        665,801

Investment in operating leases
  Equipment, at cost ..................................       119,662        119,662
  Accumulated depreciation ............................      (119,562)      (119,562)
                                                          -----------    -----------
                                                                  100            100
                                                          -----------    -----------

Other assets ..........................................        22,073         50,550
                                                          -----------    -----------

Total assets ..........................................   $ 1,824,613    $ 2,066,633
                                                          ===========    ===========

       Liabilities and Partners' Equity

Note payable - recourse ...............................   $   921,182    $ 1,048,541
Notes payable - affiliate .............................       151,238           --
Accounts payable to General Partner and affiliates, net       182,364        103,840
Accounts payable - other ..............................        32,744         58,953
Security deposits and deferred credits ................        85,058         13,541
                                                          -----------    -----------
                                                            1,372,586      1,224,875
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner .....................................      (167,451)      (163,555)
  Limited partners (199,800 units outstanding,
    $100 per unit original issue price) ...............       619,478      1,005,313
                                                          -----------    -----------

Total partners' equity ................................       452,027        841,758
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 1,824,613    $ 2,066,633
                                                          ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                           1998         1997
                                                           ----         ----

Revenues
   Finance income ...................                   $ 53,777      $ 69,242
   Interest income and other ........                     24,213         7,088
   Net gain on sales or remarketing
     of equipment ...................                     21,164        28,197
   Income from equity investment
     in joint venture ...............                       --           3,944
                                                        --------      --------

   Total revenues ...................                     99,154       108,471
                                                        --------      --------

Expenses
   Interest .........................                     21,765        21,262
   General and administrative .......                      7,182        14,445
   Administrative expense
     reimbursements - General Partner                      5,848        11,922
                                                        --------      --------
   Total expenses ...................                     34,795        47,629
                                                        --------      --------

Net income ..........................                   $ 64,359      $ 60,842
                                                        ========      ========

Net income allocable to:
   Limited partners .................                   $ 63,715      $ 60,234
   General Partner ..................                        644           608
                                                        --------      --------

                                                        $ 64,359      $ 60,842
                                                        ========      ========

Weighted average number of limited
   partnership units outstanding ....                    199,800       199,800
                                                        ========      ========

Net income per weighted average
   limited partnership unit .........                   $    .32      $    .30
                                                        ========      ========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                   Limited Partner Distributions

                       Return of  Investment           Limited         General
                        Capital     Income            Partners         Partner        Total
                   (Per weighted average unit)

Balance at
 December 31, 1994                                   $4,887,191    $   (124,383)  $ 4,762,808

Cash distributions
 to partners            $ 5.89      $ 3.11           (1,799,763)        (18,180)   (1,817,943)

Limited partnership
 units redeemed
 (200 units)                                             (3,967)          -            (3,967)

Net income                                              621,599           6,279       627,878
                                                     ----------    ------------   -----------

Balance at
 December 31, 1995                                    3,705,060        (136,284)    3,568,776

Cash distributions
 to partners            $ 6.28      $ 2.72           (1,798,200)        (18,164)   (1,816,364)

Net income                                              543,890           5,494       549,384
                                                     ----------    ------------   -----------

Balance at
 December 31, 1996                                    2,450,750        (148,954)    2,301,796

Cash distributions
  to partners           $ 7.23      $ 1.77           (1,798,200)        (18,164)   (1,816,364)

Net income                                              352,763           3,563       356,326
                                                     ----------    ------------   -----------

Balance at
  December 31, 1997                                   1,005,313        (163,555)      841,758

Cash distributions
  to partners           $ 7.47      $ 1.53             (449,550)         (4,540)     (454,090)

Net income                                               63,715             644        64,359
                                                     ----------    ------------   -----------

Balance at March 31, 1998                            $  619,478    $   (167,451)  $   452,027
                                                     ==========    ============   ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                    1998           1997
                                                                    ----           ----
Cash flows from operating activities:
  Net income ................................................   $    64,359    $    60,842
                                                                -----------    -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Collection of principal - non-financed receivables ......       185,615        183,863
    Net gain on sales or remarketing of equipment ...........       (21,164)       (28,197)
    Interest expense accrued on note payable affiliate ......         1,238           --
    Distribution from equity investment in joint venture ....          --           82,603
    Finance income portion of receivables paid directly to
      lenders by lessees ....................................          --           (6,244)
    Income from equity investment in joint venture ..........          --           (3,944)
    Interest expense on non-recourse financing paid directly
      by lessees ............................................          --            3,470
   Changes in operating assets and liabilities:
    Accounts payable to General Partner and affiliates, net .        78,524         (9,945)
    Security deposits and deferred credits ..................        71,517         16,332
    Accounts payable - other ................................       (26,209)         4,082
    Other, net ..............................................        28,759            318
                                                                -----------    -----------

       Total adjustments ....................................       318,280        242,338
                                                                -----------    -----------

   Net cash provided by operating activities ................       382,639        303,180
                                                                -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment ..........................        22,335         28,364
  Equipment and receivables purchased .......................          --
                                                                               -----------
                                                                                  (822,592)

   Net cash provided by (used in) investing activities ......        22,335       (794,228)
                                                                -----------    -----------

Cash flows from financing activities:
  Cash distributions to partners ............................      (454,090)      (454,090)
  Proceeds from note payable-affiliate ......................       150,000           --
  Principal payments on note payable - recourse .............      (127,359)       (39,708)
  Proceeds from note payable - recourse .....................          --
                                                                               -----------
                                                                                 1,500,000

   Net cash provided by (used in) financing activities ......      (431,449)     1,006,202
                                                                -----------    -----------

Net increase (decrease) in cash .............................       (26,475)       515,154

Cash at beginning of period .................................       139,915        123,486
                                                                -----------    -----------

Cash at end of period .......................................   $   113,440    $   638,640
                                                                ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

     During the three months ended March 31, 1998 and 1997, non-cash activities included the following:

                                                          1998        1997
Principal and interest on direct finance
  receivables paid directly to lenders by lessees      $    -       $134,476
Principal and interest on non-recourse financing
 paid directly by lessees                                   -       (134,476)
                                                       ----------   --------
                                                       $    -       $   -
                                                       ==========   ========

       Interest expense of $21,765 and $21,262 and for the three months ended March 31, 1998 and 1997 consisted of interest expense on note payable-recourse of $20,528 and $17,792, interest expense on an affiliate note of $1,237 and $0, respectively and interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $0 and $3,470, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

                                   (unaudited)

1.   Basis of Presentation

     The financial statements of ICON Cash Flow Partners, L.P., Series B (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

2.   Amendment to Partnership Agreement

    The Partnership's original Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively, and the amendments were adopted. These amendments are effective from and after November 15, 1995 and were as follows: (1) extended the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminated the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

3.   Related Party Transactions

     For the three months ended March 31, 1998 and 1997, no management fees were accrued or paid to the General Partner. (See Note 2 for additional information regarding management fees.) For the three months ended March 31, 1998 and 1997, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $5,848 and $11,922, respectively, which were charged to operations.

     In March 1998 an affiliate, ICON Cash Flow Partners, L.P., Series C, lent the Partnership $150,000. The loan is short term and bears interest at the rate of 11%.

     For the three months ended March 31, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.   Notes Payable Recourse

     On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral, or equipment, of a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in consecutive monthly installments. The principal balance outstanding at March 31, 1998 totaled $921,182.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, operating leases and equity investment in joint venture representing 66%, 34%, less than 1% and 0% of total investments at March 31, 1998, respectively, and 57%, 34%, less than 1% and 9% of total investments at March 31, 1997, respectively.

     The Partnership did not lease or finance any equipment for the three months ended March 31, 1998.

Results of Operations for the Three Months Ended March 31, 1998 and 1997

     Revenues for the three months ended March 31, 1998 were $99,154, representing a decrease of $9,317 or 9% from 1997. The decrease in revenues was due to a decrease in finance income of $15,465 or 22%, a decrease in net gain on sales or remarketing of equipment of $7,033 or 25% and a decrease in income from equity investment in joint venture of $3,944 or 100% from 1997. The decrease in revenue was partially offset by an increase in interest income and other of $17,125 or 242%. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the total number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 divestiture of its investment in a joint venture. The increase in interest income and other was primarily due to the Partnership receiving its pro rata share of a recovery relating to its prior investment in a joint venture.

     Expenses for the three months ended March 31, 1998 were $34,795, representing a decrease of $12,834 or 27% from 1997. The decrease in expenses resulted primarily from the decrease in general and administrative fees of $7,263 or 51% and a decrease in administrative expense reimbursements of $6,074 or 51% from 1997. The decrease was partially offset by an increase in interest expense of $503 or 2%. General and administrative expense and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio. Interest expense increased due to an increase in the average debt outstanding from 1997 to 1998.

     Net income for the three  months  ended March 31, 1998 and 1997 was $64,359
and  $60,842,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.32 and $.30 for 1998 and 1997, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1998 and 1997 were net cash provided by operations of $382,639 and $303,180, respectively, proceeds from sales of equipment of $22,335 and $28,364, respectively and proceeds from borrowings of $150,000 and $1,500,000 in 1998 and 1997, respectively. These funds were used to purchase equipment in 1997, to fund cash distributions and to make payments on borrowings. The Partnership intends to fund future cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

     Cash distributions to limited partners for the three months ended March 31, 1998 and 1997, which were paid monthly, totaled $449,550, of which $63,715 and $60,234 was investment income and $385,785 and $389,316 was a return of capital, respectively. The monthly cash distribution rate was 9.00%, of which 1.5% and 1.0% was investment income and 7.5% and 8.0% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1998 and 1997 was $2.25, of which $.32 and $.30 was investment income and $1.93 and $1.95 was a return of capital, respectively. As a result of a review and analysis of the Partnership's projected cash flow, the Partnership has decreased the distribution rate to an annualized rate of 2%. This change was effective for the April 1, 1998 distribution.

     On March 31, 1998 the affiliate, ICON Cash Flow Partners, L.P., Series C, lent the Partnership $150,000. The loan is short term and bears interest at the rate of 11%.

     On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral, or equipment, of a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in consecutive monthly installments. In addition, the loan agreement contains restrictive covenants which include the maintenance of minimum tangible net worth, as defined, and of certain financial ratios. The principal balance outstanding at March 31, 1998 totaled $921,182.

    The Partnership's original Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively, and the amendments were adopted. These amendments are effective from and after November 15, 1995 and were as follows: (1) extended the Reinvestment Period for a maximum of four additional years and likewise delay the start and end of the Liquidation Period, and (2) eliminated the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

     As of March 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

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

                                 ICON CASH FLOW PARTNERS, L.P., SERIES B
                                 File No. 33-28145 (Registrant)
                                 By its General Partner,
                                 ICON Capital Corp.





May 14, 1998                     /s/ Gary N. Silverhardt
------------                     -----------------------------------------------
    Date                         Gary N. Silverhardt
                                 Chief Financial Officer
                                (Principal financial and account officer of the
                                 General Partner of the Registrant)