Form 10-Q
period 1998-06-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 1998-08-14
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        June 30, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission File Number                      0-27822
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

                                 Balance Sheets

                                   (unaudited)

                                                               June 30,       December 31,
                                                                 1998             1997
Assets

Cash                                                        $     14,896      $    139,915
                                                            ------------      ------------

Investment in finance leases
  Minimum rents receivable                                       877,520         1,229,282
  Estimated unguaranteed residual values                         243,189           251,860
  Unearned income                                               (148,915)         (220,468)
  Allowance for doubtful accounts                                (50,407)          (50,407)
                                                            ------------      ------------
                                                                 921,387         1,210,267
Investment in financings
  Receivables due in installments                                571,867           805,841
  Unearned income                                                (63,816)          (97,213)
  Allowance for doubtful accounts                                (42,827)          (42,827)
                                                            ------------      ------------
                                                                 465,224           665,801
                                                            ------------      ------------

Investment in operating lease
  Equipment, at cost                                             119,662           119,662
  Accumulated depreciation                                      (119,562)         (119,562)
                                                            ------------      -------------
                                                                     100               100
                                                            ------------      ------------

Other assets                                                      12,144            50,550
                                                            ------------      ------------

Total assets                                                $  1,413,751      $  2,066,633
                                                            ============      ============

 Liabilities and Partners' Equity

Notes payable                                               $    806,242      $  1,048,541
Accounts payable to General Partner and affiliates, net          100,473           103,840
Accounts payable - other                                          16,412            58,953
Security deposits and deferred credits                            63,520            13,541
                                                            ------------      ------------
                                                                 986,647         1,224,875
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                               (167,700)         (163,555)
  Limited partners (199,800 units outstanding,
    $100 per unit original issue price)                          594,804         1,005,313
                                                            ------------      ------------

Total partners' equity                                           427,104           841,758
                                                            ------------      ------------

Total liabilities and partners' equity                      $  1,413,751      $  2,066,633
                                                            ============      ============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)


                                        For the Three Months         For the Six Months
                                           Ended June 30,              Ended June 30,
                                         1998         1997           1998          1997
                                         ----         ----           ----          ----
Revenues

   Finance income                   $    45,656    $    75,997   $    99,433    $  145,239
   Net gain on sales or
     remarketing of equipment            66,557         14,323        87,721        42,520
   Interest income and other             12,674          7,661        36,887        14,749
   Income from equity investment
     in joint venture                       -           11,142           -          15,086
                                    -----------    -----------   -----------    ----------


   Total revenues                       124,887        109,123       224,041       217,594
                                    -----------    -----------   -----------    ----------

Expenses

   Interest                              24,691         31,681        46,457        52,943
   General and administrative            18,778         22,214        25,960        36,659
   Administrative expense reimbursement
     - General Partner                    5,409         11,972        11,256        23,894
                                    -----------    -----------   -----------    ----------

   Total expenses                        48,878         65,867        83,673       113,496
                                    -----------    -----------   -----------    ----------

Net income                          $    76,009    $    43,256   $   140,368    $  104,098
                                    ===========    ===========   ===========    ==========

Net income allocable to:
   Limited partners                 $    75,249    $    42,823   $   138,965    $  103,057
   General Partner                          760            433         1,404         1,041
                                    -----------    -----------   -----------    ----------

                                    $    76,009    $    43,256   $   140,368    $  104,098
                                    ===========    ===========   ===========    ==========
Weighted average number of limited
   partnership units outstanding        199,800        199,800       199,800       199,800
                                    ===========    ===========   ===========    ==========

Net income per weighted average
   limited partnership unit         $        .38   $       .21   $       .70    $       .52
                                    ============   ===========   ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1998 and
                the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                    Limited Partner Distributions
                       Return of  Investment           Limited         General
                        Capital     Income            Partners         Partner        Total
                     (Per weighted average unit)
Balance at
 December 31, 1994                                   $4,887,191    $   (124,383)  $ 4,762,808

Cash distributions
 to partners            $ 5.89      $ 3.11           (1,799,763)        (18,180)   (1,817,943)

Limited partnership
 units redeemed
 (200 units)                                             (3,967)          -            (3,967)

Net income                                              621,599           6,279       627,878
                                                     ----------    ------------   -----------

Balance at
 December 31, 1995                                    3,705,060        (136,284)    3,568,776

Cash distributions
 to partners            $ 6.28      $ 2.72           (1,798,200)        (18,164)   (1,816,364)

Net income                                              543,890           5,494       549,384
                                                     ----------    ------------   -----------

Balance at
 December 31, 1996                                    2,450,750        (148,954)    2,301,796

Cash distributions
  to partners           $ 7.23      $ 1.77           (1,798,200)        (18,164)   (1,816,364)

Net income                                              352,763           3,563       356,326
                                                     ----------    ------------   -----------

Balance at
  December 31, 1997                                   1,005,313        (163,555)      841,758

Cash distributions
  to partners           $ 2.05      $  .70             (549,474)         (5,549)     (555,023)

Net income                                              138,965           1,404       140,368
                                                     ----------    ------------   -----------

Balance at June 30, 1998                             $  594,804    $   (167,700)  $   427,104
                                                     ==========    =============  ===========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                     1998             1997
                                                                     ----             ----

Cash flows provided by operating activities:
   Net income                                                  $     140,368    $    104,098
                                                               -------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Finance income portion of receivables paid
        directly to lenders by lessees                                    -           (7,092)
     Net gain on sales or remarketing of equipment                   (87,721)        (42,520)
     Interest expense on non-recourse financing paid
        directly by lessees                                               -            3,798
     Collection of principal - non-financed receivables              409.927         400,731
     Income from equity investment in joint venture                       -          (15,086)
     Distribution from investment in joint venture                        -          127,699
     Changes in operating assets and liabilities:
        Accounts payable to General Partner and affiliates, net       (3,367)        (59,504)
        Accounts payable - other                                     (42,541)          3,322
        Security deposits and deferred credits                        49,979         191,994
        Other, net                                                    34,166          37,474
                                                               -------------    ------------

         Total adjustments                                           360,443         640,816
                                                               -------------    ------------

     Net cash provided by operating activities                       500,811         744,914
                                                               -------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                  171,492          44,108
   Equipment and receivables purchased                                    -         (822,592)
                                                               -------------    ------------

     Net cash provided by (used in) investing activities             171,492        (778,484)
                                                               -------------    ------------

Cash flows from financing activities:
   Proceeds from note payable                                              -       1,500,000
   Principal payments on note payable - recourse                    (242,299)       (184,592)
   Cash distributions to partners                                   (555,023)       (908,182)
                                                               -------------    ------------

     Net cash provided by (used in) financing activities            (797,322)        407,226
                                                               -------------    ------------

Net increase (decrease) in cash                                     (125,019)        373,656

Cash, beginning of period                                            139,915         123,486
                                                               -------------    ------------

Cash, end of period                                            $      14,896    $    497,142
                                                               =============    ============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)


Supplemental Disclosures of Cash Flow Information

     During the six months ended June 30, 1998 and 1997, non-cash activities included the following:

                                                                   1998            1997
                                                                   ----            ----
Principal and interest on direct finance
  receivables paid directly to lenders by lessees             $     --        $    268,952
Principal and interest on non-recourse financing
 paid directly by lessees                                           --            (268,952)
                                                              -------------   -------------

                                                              $     --        $     --
                                                              =============   =============

       Interest expense of $46,456 and $52,943 for the six months ended June 30, 1998 and 1997 consisted of interest expense on notes payable of $45,219 and $49,145, interest expense on an affiliate note of $1,237 and $0, and interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $0 and 3,798, respectively

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998


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

2.   Amendment to Partnership Agreement

    The Partnership's original Reinvestment Period expired on November 15, 1995, five years after the Final Closing Date. The General Partner distributed a Definitive Consent Statement to the Limited Partners to solicit approval of two amendments to the Partnership Agreement. A majority of the limited partnership units outstanding responded affirmatively, and the amendments were adopted. These amendments are effective from and after November 15, 1995 and were as follows: (1) extended the Reinvestment Period for a maximum of four additional years and likewise delayed the start and end of the Liquidation Period, and (2) eliminated the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue during the present Liquidation Period. The portion of the accrued and unpaid management fees that would be payable to the General Partner will be returned to the Partnership in the form of an additional Capital Contribution by the General Partner.

3.   Related Party Transactions

     For the six months ended June 30, 1998 and 1997, no management fees were accrued or paid to the General Partner. (See Note 2 for additional information regarding management fees.) For the six months ended June 30, 1998 and 1997, the Partnership paid or accrued to the General Partner administrative expense reimbursements of $11,256 and $23,894, respectively, which were charged to operations.

     In March 1998, an affiliate, ICON Cash Flow Partners, L.P., Series C, lent the Partnership $150,000. The loan bore interest at the rate of 11%. The loan was paid in June 1998. The Partnership paid $1,375 to Series C for interest related to the note.


     For the six months ended June 30, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases, financings, equity investment in joint venture and operating leases of 66%, 34%, 0%, and less than 1%, of total investments at June 30, 1998, respectively, and 63%, 36%, 8% and less than 1% of total investments at June 30, 1997, respectively.

Results of Operations

Three Months Ended June 30, 1998 and 1997

     The Partnership did not lease or finance any equipment for the three months ended June 30, 1998.

        Revenues for the three months ended June 30, 1998 were $124,887, representing an increase of $15,764 or 14% from 1997. The increase in revenues was attributable to an increase in net gain on sale or remarketing of equipment of $52,234 or 365% and an increase in interest income and other of $5,013 or 65% from 1997. The increase in income was partially offset by a decrease in finance income of $30,341 or 40%, and a decrease in income from joint venture of $11,142 or 100% from 1997. The increase in net gain on sales or remarketing of equipment resulted from an increase in the total number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. The increase in interest income and other resulted from an increase in the collection of late charges. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 sale of its investment in the joint venture.

     Expenses for the three months ended June 30, 1998 were $48,878, representing a decrease of $16,989 or 26% from 1997. The decrease in expenses was primarily attributable to decrease in interest expense of $6,990 or 22%, a decrease in administrative expense reimbursements of $6,563 or 55%, and a decrease in general and administrative expense of $3,436 or 16%. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1997 to 1998. Administrative expense reimbursements and general and administrative expense decreased due to a decrease in the average size of the portfolio from 1997 to 1998.

     Net income for the three  months  ended June 30,  1998 and 1997 was $76,009
and  $43,256,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.38 and $.21 for 1998 and 1997, respectively.

Six Months Ended June 30, 1998 and 1997

     For the six months ended June 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $0 and $822,592, respectively, to 0 and 10 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions in 1997 was 37 months.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                  June 30, 1998

     Revenues for the six months ended June 30, 1998 were $224,041, representing an increase of $6,447 or 3% from 1997. The increase in revenues was attributable to an increase in net gain on sales or remarketing of equipment of $45,201 or 106%, and an increase in interest income and other of $22,138 or 150%. The increase was partially offset by a decrease in income from finance income of $45,806 or 32% and a decrease in income from equity investment in joint venture of $15,086 or 100% from 1997. The increase in net gain on sales or remarketing of equipment resulted from an increase in the total number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. The increase in interest income and other resulted from an increase in the collection of late charges. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 sale of its investment in the joint venture.

     Expenses for the six months ended June 30, 1998 were $83,673, representing an decrease of $29,823 from 1997. The decrease in expenses resulted from the decrease in administrative expense reimbursements of $12,638 or 53%, and a decrease in general and administrative expense of $10,699 or 29%,. The decrease was also due to a decrease in interest expense of $6,486 or 12%. Administrative expense reimbursement and general and administrative expense decreased due to a decrease in the average size of the portfolio from 1997 to 1998. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998.

     Net income for the six months ended June 30, 1998 and 1997 was $140,368 and $104,098, respectively. The net income per weighted average limited partnership unit was $.70 and $.52 for 1998 and 1997, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 1998 and 1997 were net cash provided by operations of $500,811 and $744,914, respectively, and proceeds from sales of equipment of $171,492 and $44,108, respectively. These funds were used to purchase equipment in 1997, to fund cash distributions and to make payments on borrowings. The Partnership intends to fund future cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the six months ended June 30, 1998 and 1997, which were paid monthly, totaled $549,474 and $899,100, of which $138,965 and $103,057 was investment income and $410,509 and $796,043 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 5.50% and 9.00% of which 1.39% and 1.03% was investment income and 4.11% and 7.97% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1998 and 1997 was $2.75 and $4.50, of which $.70 and $.52 was investment income and $2.05 and $3.98 was a return of capital. As a result of a review and analysis of the Partnership's projected cash flow, the Partnership has decreased the distribution rate to an annualized rate of 2%. This change was effective for the April 1, 1998 distribution.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                  June 30, 1998

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

     As of June 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will invest in equipment leases and financings and make cash distributions where it deems it to be prudent, while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

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

                                   ICON CASH FLOW PARTNERS, L.P., SERIES B
                                   File No. 33-28145 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.





August 14, 1998                    /s/ Gary N. Silverhardt
---------------                    ------------------------------------------
    Date                           Gary N. Silverhardt
                                   Executive Vice President and
                                     Chief Financial Officer
                                   (Principal financial and account officer
                                     of the General Partner of the Registrant)