Form 10-Q
period 1998-09-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 1998-11-16
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[  x ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                        September 30, 1998
                     -----------------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                           to
                               -------------------------    --------------------

Commission File Number                      0-27822
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

                                 Balance Sheets

                                   (unaudited)

                                                          September 30,  December 31,
                                                              1998           1997
Assets

Cash ..................................................   $    42,285    $   139,915
                                                          -----------    -----------

Investment in finance leases
   Minimum rents receivable ...........................       757,661      1,229,282
   Estimated unguaranteed residual values .............       240,689        251,860
   Unearned income ....................................      (121,408)      (220,468)
   Allowance for doubtful accounts ....................       (39,009)       (50,407)
                                                          -----------    -----------
                                                              837,933      1,210,267
                                                          -----------    -----------
Investment in financings
   Receivables due in installments ....................       485,683        805,841
   Unearned income ....................................       (50,971)       (97,213)
   Allowance for doubtful accounts ....................       (19,827)       (42,827)
                                                          -----------    -----------
                                                              414,885        665,801
                                                          -----------    -----------

Other assets ..........................................           100         50,650
                                                          -----------    -----------

Total assets ..........................................   $ 1,295,203    $ 2,066,633
                                                          ===========    ===========

 Liabilities and Partners' Equity

Notes payable .........................................   $   697,544    $ 1,048,541
Accounts payable to General Partner and affiliates, net       101,960        103,840
Accounts payable ......................................        14,772         58,953
Security deposits and deferred credits ................         9,293         13,541
                                                          -----------    -----------
                                                              823,569      1,224,875
                                                          -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner .....................................      (167,255)      (163,555)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ..............       638,889      1,005,313
                                                          -----------    -----------

Total partners' equity ................................       471,634        841,758
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 1,295,203    $ 2,066,633
                                                          ===========    ===========

See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)


                                            For the Three Months      For the Nine Months
                                             Ended September 30,      Ended September 30,
                                             1998          1997       1998         1997
                                             ----          ----       ----         ----
Revenues
   Net gain on sales or
     remarketing of equipment .........   $  98,473    $  86,828   $ 186,194    $ 129,348
   Finance income .....................      39,999       67,812     139,433      213,051
   Interest income and other ..........       2,610       16,448      27,002       36,628
   Income from equity investment
     in joint venture .................        --          2,586        --         12,241
                                          ---------    ---------   ---------    ---------

   Total revenues .....................     141,082      173,674     352,629      391,268
                                          ---------    ---------   ---------    ---------

Expenses

   Interest ...........................      16,839       28,531      63,296       81,474
   General and administrative .........      15,153       12,559      41,112       49,218
   Administrative expense reimbursement
     - General Partner ................       4,890        8,256      16,147       32,150
   Reversal of allowance for
     doubtful accounts ................     (36,892)        --       (36,892)        --
                                          ---------    ---------   ---------    ---------

   Total expenses .....................         (10)      49,346      83,663      162,842
                                          ---------    ---------   ---------    ---------

Net income ............................   $ 141,092    $ 124,328   $ 268,966    $ 228,426
                                          =========    =========   =========    =========

Net income allocable to:
   Limited partners ...................   $ 139,681    $ 123,085   $ 266,276    $ 226,142
   General Partner ....................       1,411        1,243       2,690        2,284
                                          ---------    ---------   ---------    ---------

                                          $ 141,092    $ 124,328   $ 268,966    $ 228,426
                                          =========    =========   =========    =========
Weighted average number of limited
   partnership units outstanding ......     199,800      199,800     199,800      199,800
                                          =========    =========   =========    =========

Net income per weighted average
   limited partnership unit ...........   $     .70    $     .62   $    1.33    $    1.13
                                          =========    =========   =========    =========


See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1998 and the Years Ended December 31, 1997, 1996 and 1995

                                   (unaudited)

                    Limited Partner Distributions
                      Return of   Investment           Limited         General
                       Capital      Income             Partners        Partner        Total
                      ---------   ----------           --------        -------        -----
                     (Per weighted average unit)
Balance at
  December 31, 1994                                  $ 4,887,191    $  (124,383)   $ 4,762,808

Cash distributions
  to partners ......   $5.89        $3.11             (1,799,763)       (18,180)    (1,817,943)

Limited partnership
  units redeemed
  (200 units) ......                                      (3,967)          --           (3,967)

Net income .........                                     621,599          6,279        627,878
                                                     -----------    -----------    -----------

Balance at
  December 31, 1995                                    3,705,060       (136,284)     3,568,776

Cash distributions
  to partners ......   $6.28        $2.72             (1,798,200)       (18,164)    (1,816,364)

Net income .........                                     543,890          5,494        549,384
                                                     -----------    -----------    -----------

Balance at
  December 31, 1996                                    2,450,750       (148,954)     2,301,796

Cash distributions
  to partners ......   $7.23        $1.77             (1,798,200)       (18,164)    (1,816,364)

Net income .........                                     352,763          3,563        356,326
                                                     -----------    -----------    -----------

Balance at
  December 31, 1997                                    1,005,313       (163,555)       841,758

Cash distributions
  to partners ......   $1.84        $1.33               (632,700)        (6,390)      (639,090)

Net income .........                                     266,276          2,690        268,966
                                                     -----------    -----------    -----------

Balance at
  September 30, 1998                                 $   638,889    $  (167,255)   $   471,634
                                                     ===========    ===========    ===========

See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                       1998          1997
                                                                       ----          ----

Cash flows provided by operating activities:
   Net income ..................................................   $   268,966    $   228,426
                                                                   -----------    -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net gain on sales or remarketing of equipment ............      (186,194)      (129,348)
      Collection of principal - non-financed receivables .......       590,232        595,748
      Finance income portion of receivables paid
         directly to lenders by lessees ........................          --           (7,297)
      Interest expense on non-recourse financing paid
         directly by lessees ...................................          --            3,798
      Income from equity investment in joint venture ...........          --          (12,241)
      Distribution from investment in joint venture ............          --          154,408
      Changes in operating assets and liabilities:
         Security deposits, deferred credits and account payable       (48,429)        65,870
         Allowance for doubtful accounts .......................       (34,398)       (28,974)
         Accounts payable to General Partner and affiliates, net        (1,880)       (61,099)
         Other, net ............................................        (2,938)        50,701
                                                                   -----------    -----------

          Total adjustments ....................................       316,393        631,566
                                                                   -----------    -----------

      Net cash provided by operating activities ................       585,359        859,992
                                                                   -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ............................       307,098        288,985
   Equipment and receivables purchased .........................          --         (822,592)
                                                                   -----------    -----------

      Net cash provided by (used in) investing activities ......       307,098       (533,607)
                                                                   -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners ..............................      (639,090)    (1,362,273)
                                                                                  -----------
   Principal payments on note payable ..........................      (350,997)      (321,013)
   Proceeds from note payable ..................................          --        1,500,000
                                                                   -----------    -----------

      Net cash used in financing activities ....................      (990,087)      (183,286)
                                                                   -----------    -----------

Net increase (decrease) in cash ................................       (97,630)       143,099

Cash, beginning of period ......................................       139,915        123,486
                                                                   -----------    -----------

Cash, end of period ............................................   $    42,285    $   266,585
                                                                   ===========    ===========

See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

      During the nine months ended September 30, 1998 and 1997, non-cash activities included the following:

                                                           1998          1997
                                                           ----          ----

Principal and interest on direct finance
   receivables paid directly to lenders by lessees            --      $ 268,952
Principal and interest on non-recourse financing
 paid directly by lessees                                     --       (268,952)
                                                        ----------    ---------

                                                        $     --      $    --
                                                        ==========    ==========

        Interest  expense of  $63,296  and  $81,474  for the nine  months  ended
September 30, 1998 and 1997 consisted of interest expense on notes payable of $62,058 and $77,676, interest expense on affiliate note of $1,238 and $0, and interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $0 and $3,798 respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                     Notes to Unaudited Financial Statements

                               September 30, 1998


1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series B (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

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

3.    Related Party Transactions

      For the nine months ended September 30, 1998 and 1997, no management fees were accrued or paid to the General Partner. (See Note 2 for additional information regarding management fees.) For the nine months ended September 30, 1998 and 1997, the Partnership paid or accrued to the General Partner administrative expense reimbursements of $16,147 and $32,150, respectively, which were charged to operations.

         In March 1998, an affiliate, ICON Cash Flow Partners, L.P., Series C, lent the Partnership $150,000. The loan bore interest at the rate of 11%. The loan was repaid in June 1998. The Partnership paid $1,238 to Series C for interest related to the note.


     For the nine months ended September 30, 1998 and 1997 no acquisition fees were paid or accrued by the Partnership.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                               September 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings and equity investment in joint venture of 67%, 33% and 0%, of total investments at September 30, 1998, respectively, and 58%, 34% and 8% of total investments at September 30, 1997, respectively.

Results of Operations

Three Months Ended September 30, 1998 and 1997

     The Partnership did not lease or finance any equipment for the three months ended September 30, 1998 and 1997.

     Revenues for the three months ended September 30, 1998 were $141,082, representing a decrease of $32,592 or 19% from 1997. The decrease in revenues was attributable to a decrease in finance income of $27,813 or 41%, a decrease in interest income and other of $13,838 or 84%, and a decrease in income from joint venture of $2,586 or 100% from 1997. These decreases were partially offset by an increase in net gain on sale or remarketing of equipment of $11,645 or 13%. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest income and other resulted from a decrease in the average cash balance from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 sale of its investment in the joint venture. The increase in the net gain on sales or remarketing of equipment resulted from an increase in the total number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value.

      Expenses for the three months ended September 30, 1998 were $(10), representing a change of $49,356 from 1997. The decrease in expenses was attributable to a decrease in interest expense of $11,692 or 41%,a decrease in administrative expense reimbursements of $3,366 or 41% and a reduction of the allowance for doubtful accounts of $36,892. These decreases were partially offset by an increase in general and administrative expense of $2,594 or 21%. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1997 to 1998. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The reduction of the allowance for doubtful accounts resulted from an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The increase in general and administrative expenses resulted from an increase in professional services.

      Net income for the three months ended September 30, 1998 and 1997 was $141,092 and $124,328, respectively. The net income per weighted average limited partnership unit was $.70 and $.62 for 1998 and 1997, respectively.

Nine Months Ended September 30, 1998 and 1997

      For the nine months ended September 30, 1998 and 1997, the Partnership leased or financed equipment with an initial cost of $0 and $822,592, respectively, to 0 and 10 lessees or equipment users, respectively. The weighted average initial transaction term relating to these transactions in 1997 was 37 months.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                               September 30, 1998

      Revenues for the nine months ended September 30, 1998 were $352,629, representing a decrease of $38,639 or 10% from 1997. The decrease in revenues was attributable to a decrease in finance income of $73,618 or 35%, a decrease in income from equity investment in joint venture of $12,241 or 100%, and a decrease in interest income and other of $9,626 or 26%. These decreases were partially offset by an increase in net gain on sales or remarketing of equipment of $56,846 or 44%. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 sale of its investment in the joint venture. The decrease in interest income and other was a result of a decrease in the average cash balance from 1997 to 1998. The increase in net gain on sales or remarketing of equipment resulted from an increase in the total number of leases maturing and the underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value.

      Expenses for the nine months ended September 30, 1998 were $83,663, representing a decrease of $79,179 or 49% from 1997. The decrease in expenses was attributable to a decrease in interest expense of $18,178 or 22%, a decrease in administrative expense reimbursements of $16,003 or 50%, a decrease in general and administrative expense of $8,106 or 16% and a reduction of the allowance for doubtful accounts of $36,892. Interest expense decreased due to a decrease in the average debt outstanding from 1997 to 1998. Administrative expense reimbursements and general and administrative expense decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The reduction of the allowance for doubtful accounts resulted from an analysis of delinquency, an assessment of overall risk and a review of historical loss experience.

      Net income for the nine months ended September 30, 1998 and 1997 was $268,966 and $228,426, respectively. The net income per weighted average limited partnership unit was $1.33 and $1.13 for 1998 and 1997, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the nine months ended September 30, 1998 and 1997 were net cash provided by operations of $585,359 and $859,992, respectively, and proceeds from sales of equipment of $307,098 and $288,985, respectively. These funds were used to purchase equipment in 1997, to fund cash distributions and to make payments on borrowings. The Partnership intends to fund future cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the nine months ended September 30, 1998 and 1997, which were paid monthly, totaled $632,700 and $1,348,650, of which $266,276 and $226,142 was investment income and $366,424 and $1,122,508 was a return of capital, respectively. The monthly annualized cash distribution rate to limited partners was 4.22% and 9.00% of which 1.78% and 1.67% was investment income and 2.44% and 7.33% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1998 and 1997 was $3.17 and $6.75, of which $1.33 and $1.13 was investment income and $1.84 and $5.62 was a return of capital. As a result of a review and analysis of the Partnership's projected cash flow, the Partnership has decreased the distribution rate to an annualized rate of 1%. This change was effective for the September 1, 1998 distribution.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                               September 30, 1998

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

      As of September 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will invest in equipment leases and financings and make cash distributions where it deems it to be prudent, while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

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

                                         ICON CASH FLOW PARTNERS, L.P., SERIES B
                                         File No. 33-28145 (Registrant)
                                         By its General Partner,
                                         ICON Capital Corp.





  November 13, 1998                      /s/ Gary N. Silverhardt
--------------------                     ---------------------------------------
        Date                             Gary N. Silverhardt
                                         Senior Vice President and Chief
                                           Financial Officer
                                         (Principal financial and account
                                          officer of the General Partner
                                          of the Registrant)