Form 10-K
period 1998-12-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 1999-03-30
CIK 849278

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-K


[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934  [Fee Required]

For the fiscal year ended                      December 31, 1998
                          ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                        to
                               -----------------------   -----------------------

Commission File Number                         0-27822
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3518939
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

               600 Mamaroneck Avenue, Harrison, New York  10528-1632
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code         (914)698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                              Name of each exchange
                                                  on which registered

---------------------------------       ----------------------------------------

---------------------------------       ----------------------------------------





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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

                                TABLE OF CONTENTS

Item                                                                      Page

PART I

1.  Business                                                               3-4

2.  Properties                                                               5

3.  Legal Proceedings                                                        5

4.  Submission of Matters to a Vote of Security Holders                      5

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                                  5

6.  Selected Financial and Operating Data                                    6

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                                   7-10

8.  Financial Statements and Supplementary Data                          11-24

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                     25

PART III

10. Directors and Executive Officers of the Registrant's
    General Partner                                                      25-26

11. Executive Compensation                                                  26

12. Security Ownership of Certain Beneficial Owners
    and Management                                                          27

13. Certain Relationships and Related Transactions                          27

PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      27-28

SIGNATURES                                                                  29

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART I

Item 1.  Business

General Development of Business

    ICON Cash Flow Partners, L.P., Series B (the "Partnership") was formed in March 1989 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, September 22, 1989, with the admission of 12,414.89 limited partnership units. Between October 1, 1989 and December 31, 1989, 16,647.07 additional units were admitted. Between January 1, 1990 and November 16, 1990 (the final closing date), 170,938.04 additional units were admitted bringing the final admission to 200,000 units totaling $20,000,000 in capital contributions. In 1995 the Partnership redeemed 200 units leaving 199,800 limited partnership units outstanding. The sole general partner is ICON Capital Corp. (the "General Partner").

    The Partnership's original reinvestment period was to expire on November 15, 1995, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after November 15, 1995 and include: (1) extending the reinvestment period for a maximum of four additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue. The portion of the accrued and unpaid management fees that is still payable to the General Partner will be returned to the Partnership in the form of an additional capital contribution by the General Partner.

Narrative Description of Business

    The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective the Partnership attempted to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, when cash is available, commencing with each limited partner's admission to the Partnership and continuing through the extended reinvestment period; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the extended reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners during the liquidation period.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

    The equipment leasing industry is highly competitive. In initiating its leasing transactions the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

    The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

    For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed $0 and $822,592 of equipment, respectively, with a weighted average initial transaction term of 0 months and 26 months, respectively. At December 31, 1998, the weighted average initial transaction term of the portfolio was 54 months. A summary of the portfolio equipment cost by category held at December 31, 1998 and 1997 is as follows:

                                   December 31, 1998        December 31, 1997
                                ----------------------    ---------------------
Category                            Cost       Percent        Cost      Percent
--------                            ----       -------        ----      -------

Telecommunications              $   779,093     29.1%     $   926,764     24.3%
Restaurant equipment                716,351     26.7          735,121     19.3
Manufacturing & production          417,539     15.6          573,572     15.0
Computer systems                    282,799     10.6          486,519     12.8
Video production                    118,211      4.4          137,291      3.6
Printing                            103,602      3.9          127,549      3.3
Office furniture & fixtures          85,494      3.2          446,075     11.7
Medical                              59,574      2.2           89,861      2.4
Automotive                           55,776      2.1           55,776      1.5
Retail systems                       47,457      1.7          167,119      4.4
Office equipment                     14,569       .5           14,569       .4
Material handling                      -          -            26,533       .7
Audio                                  -          -            24,542       .6
                                -----------    -----      -----------    -----

                                $ 2,680,465    100.0%     $ 3,811,291    100.0%
                                ===========    =====      ===========    =====

    The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1998. The lease is with Hometown Buffet, Inc.; the underlying equipment is restaurant equipment and the purchase price of the equipment represents 23.1% of the total portfolio equipment cost at December 31, 1998.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 2.  Properties

    The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

    The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

    The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                           Number of Equity Security Holders
Title of Class                                     as of December 31,
--------------                             ---------------------------------
                                                   1998         1997
                                                   ----         ----
Limited partners                                  1,748        1,760
General Partner                                       1            1

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 6.  Selected Financial and Operating Data

                                                  Years Ended December 31,
                              ---------------------------------------------------------------
                                  1998         1997         1996         1995          1994
                                  ----         ----         ----         ----          ----

Total revenues                $   400,618  $   562,650  $   519,663   $1,196,522   $1,616,676
                              ===========  ===========  ===========   ==========   ==========

Net income                    $   263,893  $   356,326  $   549,384   $  627,878   $  390,036
                              ===========  ===========  ===========   ==========   ==========

Net income allocable to
  limited partners            $   261,254  $   352,763  $   543,890   $  621,599   $  386,136
                              ===========  ===========  ===========   ==========   ==========

Net income allocable to the
  General Partner             $     2,639  $     3,563  $     5,494   $    6,279   $    3,900
                              ===========  ===========  ===========   ==========   ==========

Weighted average limited
  partnership units
  outstanding                     199,800      199,800      199,800      199,986      200,000
                              ===========  ===========  ===========   ==========   ==========

Net income per weighted
  average limited
  partnership unit            $     1.31   $      1.77  $      2.72   $     3.11   $     1.93
                              ==========   ===========  ===========   ==========   ==========

Distributions to limited
  partners                    $  682,648   $ 1,798,200  $ 1,798,200   $1,799,763   $1,800,000
                              ==========   ===========  ===========   ==========   ==========
1,800,000

Distributions to the
  General Partner             $    6,895   $    18,164  $    18,164   $   18,180   $   18,182
                              ==========   ===========  ===========   ==========   ==========

                                                         December 31,
                              ----------------------------------------------------------------
                                  1998         1997         1996         1995          1994
                                  ----         ----         ----         ----          ----

Total assets                  $ 1,143,670  $ 2,066,633  $ 2,887,443   $5,069,702   $10,144,096
                              ===========  ===========  ===========   ==========   ===========

Partners' equity              $   416,108  $   841,758  $ 2,301,796   $3,568,776   $4,762,808
                              ===========  ===========  ===========   ==========   ==========

    The  above  selected   financial  and  operating  data  should  be  read  in
conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in finance leases and financings of 68% and 32% of total investments, respectively, at December 31, 1998 compared to 64% and 36% of total investments, respectively, at December 31, 1997.

    For the years ended December 31, 1998 and 1997, the Partnership purchased and leased or financed equipment with initial costs of $0 and $822,592, respectively, to 0 and 93 lessees or equipment users, respectively.

Results of Operations for the Years Ended December 31, 1998 and 1997

    Revenues for the year ended December 31, 1998 were $400,618, representing a decrease of $162,032 or 29% from 1997. The decrease in revenues was attributable to a decrease in finance income of $99,266 or 36%, a decrease in net gain on sales or remarketing of equipment of $39,999 or 17%, a decrease in income from equity investment in joint venture of $14,232 or 100%, and a decrease in interest income and other of $8,535 or 19% from 1997. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing in which the underlying equipment was sold or remarketed and proceeds received were in excess of the remaining carrying value of the equipment. The decrease in income from equity investment in joint venture resulted from the Partnership's 1997 sale of its investment in the joint venture. The decrease in interest income and other resulted from a decrease in the average cash balance from 1997 to 1998.

    Expenses for the year ended December 31, 1998 were $136,725, representing a decrease of $69,599 or 34% from 1997. The decrease in expenses was attributable to a decrease in interest expense of $29,195 or 27%, a decrease in administrative expense reimbursements of $19,321 or 49%, and a reversal in 1998 of the allowance for doubtful accounts of $36,892. The decreases in these expenses were partially offset by an increase in general and administrative expenses of $15,809 or 26%. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1997 to 1998. Administrative expense reimbursements and general and administrative expenses decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The reversal of the allowance for doubtful accounts resulted from the ongoing analysis of delinquency trends and loss experience, an assessment of overall credit risk and the continued decline in portfolio balance. The increase in general and administrative expenses was related to increases in legal fees, collection expenses and tax related costs.

    Net income for the years ended December 31, 1998 and 1997 was $263,893 and $356,326, respectively. The net income per weighted average limited partnership unit was $1.31 and $1.77 for 1998 and 1997, respectively.

Results of Operations for the Years Ended December 31, 1997 and 1996

    Revenues for the year ended December 31, 1997 were $562,650, representing an increase of $42,987 or 8% from 1996. The increase in revenues was attributable to an increase in net gain on sales or remarketing of equipment of $51,951 or 29% and an increase in interest income and other of $20,655 or 81% from 1996. Results were also affected by a decrease in finance income of $33,640 or 11% and an increase in income from equity investment in joint venture of $4,021 or 39% from 1996. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing in which the underlying equipment was

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

sold or remarketed and proceeds received were in excess of the remaining carrying value of the equipment. The increase in interest income and other resulted from an increase in the average cash balance from 1996 to 1997, an increase in the collection of late charges from 1996 to 1997, and miscellaneous income related to a reversal of accrued sales tax payable in 1997. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The increase in income from equity investment in joint venture resulted from the gain recognized on the sale of the Partnership's investment.

    Expenses for the year ended December 31, 1997 were $206,324, representing a change of $236,045 from 1996. The change in expenses resulted primarily from the 1996 reversal of accrued and unpaid management fees of $228,906, resulting in a net $29,721 credit for that year. This reversal was attributable to the vote of the limited partners to amend the Partnership agreement. The amendment, which was adopted on March 20, 1996 is effective from and after November 15, 1995 and specifically eliminates the Partnership's obligation to pay such fees. The increase in expenses was also attributable to an increase in interest expense of $61,249 or 134%, which resulted from an increase in the average debt outstanding from 1996 to 1997. The increase in expenses was offset by a decrease in general and administrative expense of $42,874 or 42% and a decrease in administrative expense reimbursements of $11,232 or 22%. General and administrative expense decreased due to a decrease in the legal fees and service charges. Administrative expense reimbursements decreased due to a decrease in the average size of the portfolio from 1996 to 1997.

    Net income for the years ended December 31, 1997 and 1996 was $356,326 and $549,384, respectively. The net income per weighted average limited partnership unit was $1.77 and $2.72 for 1997 and 1996, respectively.

Liquidity and Capital Resources

    The Partnership's primary sources of funds in 1998, 1997 and 1996 were net cash provided by operations of $761,619, $879,014 and $1,002,547, respectively, proceeds from sales of equipment of $321,104, $544,232 and $600,737, respectively, proceeds from the sale of investment in joint venture of $183,598 in 1997 and proceeds related to a term loan of $1,500,000 in 1997. These funds were used to purchase equipment in 1996 and 1997, fund cash distributions and to make payments on borrowings.

    On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral for a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in monthly installments. The Partnership had $589,381 and $1,048,541 outstanding under the loan at December 31, 1998 and 1997, respectively.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

    Cash distributions to the limited partners for the years ended December 31, 1998, 1997 and 1996, which were paid monthly, totaled $682,648, $1,798,200 and
$1,798,200 of which  $261,254,  $352,763 and $543,890 was investment  income and
$421,394, $1,445,437 and $1,254,310 was a return of capital, respectively. The monthly annualized cash distribution rate for the years ended December 31, 1998, 1997 and 1996 was 3.42%, 9.00% and 9.00%, of which 1.31%, 1.77% and 2.72% was investment income and 2.11%, 7.23% and 6.28% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1998, 1997 and 1996 was $3.42, $9.00, and $9.00 of which $1.31,
$1.77 and $2.72 was investment income and $2.11, $7.23and $6.28 was a return of capital, respectively.

    In 1996 and 1997 the Partnership made monthly cash distributions at a rate equal to 9% per annum of the limited partners original cash contribution. As a result of the General Partner's evaluation of the existing portfolio, it was determined that the previous distribution rate of 9% was not sustainable. As of March 1, 1998, the monthly distribution to limited partners was decreased to 2% per month, annualized, of their original capital contribution. As of September 1, 1998 the monthly distribution to limited partners was decreased to 1% per month, annualized, of their original capital contribution.

    The Partnership's original reinvestment period was to expire on November 15, 1995, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after November 15, 1995 and include: (1) extending the reinvestment period for a maximum of four additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $241,652 of the $368,652 accrued and unpaid management fees as of December 31, 1996 and all additional management fees which would otherwise accrue. The remaining $127,000 of unpaid management fees will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

    As of December 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will pay distributions where it deems it to be prudent, while retaining sufficient cash to meet its reserve requirements and recurring obligations.

Year 2000 Issue

   The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, programs could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

   The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
                          Index to Financial Statements
                                                               Page Number
                                                               -----------
Independent Auditors' Report                                        13

Balance Sheets as of December 31, 1998 and 1997                     14

Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                  15

Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1998, 1997 and 1996                      16

Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                               17-18

Notes to Financial Statements                                    19-24

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series B:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series B (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series B as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                 /s/ KPMG LLP
                                                 -------------------------------
                                                 KPMG LLP






March 12, 1999
New York, New York

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                              1998           1997
                                                              ----           ----
       Assets

Cash ..................................................   $    73,935    $   139,915
                                                          -----------    -----------

Investment in finance leases
  Minimum rents receivable ............................       621,919      1,229,282
  Estimated unguaranteed residual values ..............       240,689        251,860
  Unearned income .....................................       (97,223)      (220,468)
  Allowance for doubtful accounts .....................       (39,451)       (50,407)
                                                          -----------    -----------
                                                              725,934      1,210,267
Investment in financings
  Receivables due in installments .....................       403,132        805,841
  Unearned income .....................................       (39,604)       (97,213)
  Allowance for doubtful accounts .....................       (19,827)       (42,827)
                                                          -----------    -----------
                                                              343,701        665,801
                                                          -----------    -----------

Other assets ..........................................           100         50,650
                                                          -----------    -----------

Total assets ..........................................   $ 1,143,670    $ 2,066,633
                                                          ===========    ===========

       Liabilities and Partners' Equity

Note payable ..........................................   $   589,381    $ 1,048,541
Accounts payable to General Partner and affiliates, net       109,185        103,840
Security deposits, deferred credits and other payables         28,996         72,494
                                                          -----------    -----------
                                                              727,562      1,224,875
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner .....................................      (167,811)      (163,555)
  Limited partners (199,800 units outstanding,
    $100 per unit original issue price) ...............       583,919      1,005,313
                                                          -----------    -----------

Total partners' equity ................................       416,108        841,758
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 1,143,670    $ 2,066,633
                                                          ===========    ===========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,


                                                     1998         1997        1996
                                                     ----         ----        ----
Revenues
   Net gain on sales or remarketing
     of equipment .............................   $ 188,876    $ 228,875   $ 176,924
   Finance income .............................     174,241      273,507     307,147
   Income from equity investment in
     joint venture ............................        --         14,232
                                                                              10,211
   Interest income and other ..................      37,501       46,036      25,381
                                                  ---------    ---------   ---------

   Total revenues .............................     400,618      562,650     519,663
                                                  ---------    ---------   ---------

Expenses

   Interest ...................................      77,673      106,868      45,619
   General and administrative .................      75,656       59,847     102,725
   Administrative expense reimbursements
     - General Partner ........................      20,288       39,609      50,841
   Reversal of management fee - General Partner        --           --
                                                                            (228,906)
   Reversal of allowance for doubtful accounts      (36,892)        --
                                                               ---------   ---------
                                                                           ---------

   Total expenses (credit) ....................     136,725      206,324     (29,721)
                                                  ---------    ---------   ---------

Net income ....................................   $ 263,893    $ 356,326   $ 549,384
                                                  =========    =========   =========

Net income allocable to:
   Limited partners ...........................   $ 261,254    $ 352,763   $ 543,890
   General Partner ............................       2,639        3,563       5,494
                                                  ---------    ---------   ---------

                                                  $ 263,893    $ 356,326   $ 549,384
                                                  =========    =========   =========

Weighted average number of limited
   partnership units outstanding ..............     199,800      199,800     199,800
                                                  =========    =========   =========

Net income per weighted average
   limited partnership unit ...................   $    1.31    $    1.77   $    2.72
                                                  =========    =========   =========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1998, 1997 and 1996

                     Limited Partner Distributions
                     ----------------------------
                        Return of    Investment         Limited         General
                         Capital       Income           Partners        Partner      Total
                        ---------    ----------         --------        -------      -----
                      (Per weighted average unit)
Balance at
 December 31, 1995                                   $  3,705,060    $ (136,284)  $ 3,568,776

Cash distributions
 to partners              $6.28        $2.72           (1,798,200)      (18,164)   (1,816,364)

Net income                                                543,890         5,494       549,384
                                                     ------------    ----------   -----------

Balance at
 December 31, 1996                                      2,450,750      (148,954)    2,301,796

Cash distributions
  to partners             $7.23        $1.77           (1,798,200)      (18,164)   (1,816,364)

Net income                                                352,763         3,563       356,326
                                                     ------------    ----------   -----------

Balance at
  December 31, 1997                                     1,005,313      (163,555)      841,758

Cash distributions
  to partners             $2.11        $1.31             (682,648)       (6,895)     (689,543)

Net income                                                261,254         2,639       263,893
                                                     ------------    ----------   -----------

Balance at
   December 31, 1998                                 $    583,919    $ (167,811)  $   416,108
                                                     ============    ==========   ===========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                      1998            1997           1996
                                                      ----            ----           ----

Cash flows provided by operating activities:
Net income .....................................   $   263,893    $   356,326    $   549,384
                                                   -----------    -----------    -----------
Adjustments to reconcile net income to
net cash provided by operating activities:
   Finance income portion of receivables paid
     directly to lenders by lessees ............          --           (7,297)       (54,612)
   Net gain on sales or remarketing of equipment      (188,876)      (228,875)      (176,924)
   Interest expense on non-recourse financing
     paid directly by lessees ..................          --            3,798         45,619
   Income from equity investment
     in joint venture ..........................          --          (14,232)       (10,211)
   Changes in operating assets and liabilities:
     Collection of principal
       - non-financed receivables ..............       766,879        826,839        590,520
     Distributions from joint venture ..........          --          158,062        411,059
     Allowance for doubtful accounts ...........       (33,956)       (29,121)          --
     Accounts payable to General Partner
       and affiliates, net .....................         5,345        (75,151)      (213,695)
     Security deposits, deferred credits
       and other payables ......................       (43,498)       (69,008)      (164,726)
     Other, net ................................        (8,168)       (42,327)        26,133
                                                   -----------    -----------    -----------

       Total adjustments .......................       497,726        522,688        453,163
                                                   -----------    -----------    -----------

     Net cash provided by operating activities .       761,619        879,014      1,002,547
                                                   -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment ............       321,104        544,232        600,737
   Equipment and receivables purchased .........          --         (822,592)      (523,964)
   Proceeds from sale of equity investment
     in joint venture ..........................          --          183,598           --
                                                   -----------    -----------    -----------

     Net cash provided by  (used in)
      investing activities .....................       321,104        (94,762)        76,773
                                                   -----------    -----------    -----------


Cash flows from financing activities:
   Cash distributions to partners ..............      (689,543)    (1,816,364)    (1,816,364)
   Payments on note payable ....................      (459,160)      (451,459)          --
   Proceeds from note payable ..................          --        1,500,000           --
                                                   -----------    -----------    -----------

     Net cash used in financing activities .....    (1,148,703)      (767,823)    (1,816,364)
                                                   -----------    -----------    -----------

Net (decrease) increase in cash ................       (65,980)        16,429       (737,044)

Cash, beginning of year ........................       139,915        123,486        860,530
                                                   -----------    -----------    -----------

Cash, end of year ..............................   $    73,935    $   139,915    $   123,486
                                                   ===========    ===========    ===========


See accompanying notes to financial statements.

                           ICON Cash Flow Partners, L.P., Series B
                               (A Delaware Limited Partnership)

                             Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

    Interest expense of $77,673, $106,868 and $45,619 for the years ended December 31, 1998, 1997 and 1996 consisted of: interest expense on note payable of $76,435, $103,070, and $0, interest expense on affiliate note of $1,238, $0, and $0, and interest expense on non-recourse financing accrued or paid directly to lenders by lessees of $0, $3,798 and $45,619, respectively.

    During the years ended December 31, 1998, 1997 and 1996, non-cash activities included the following:

                                                     1998           1997           1996
                                                     ----           ----           ----
Principal and interest on finance receivables
    paid directly to lenders by lessees               -         $   268,952    $   583,524
Principal and interest on non-recourse financing
    paid directly by lessee                           -            (268,952)      (583,524)

Decrease in notes payable - non-recourse
    due to terminations                               -              -             (44,572)
Decrease in investment in finance leases
    due to terminations                               -              -              44,572
                                                 -----------    -----------    -----------

                                                 $    -         $    -         $    -
                                                 ===========    ===========    ===========


















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1998
1.  Organization

    ICON Cash Flow Partners, L.P., Series B (the "Partnership") was formed on March 27, 1989 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, enter into secured financing transactions. The Partnership's offering period commenced on July 18, 1989 and by its final closing in 1990, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. During 1995, the Partnership redeemed 200 limited partnership units, leaving 199,800 limited partnership units outstanding at December 31, 1998, 1997 and 1996.

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

    Profits, losses, cash distributions and disposition proceeds are allocated 99% to the limited partners and 1% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return on its outstanding adjusted capital contribution account. After such time, the distributions would be allocated 90% to the limited partners and 10% to the General Partner.

2.  Amendment to Partnership Agreement

    The Partnership's original reinvestment period was to expire on November 15, 1995, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after November 15, 1995 and include: (1) extending the reinvestment period for a maximum of four additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $241,652 of the $368,652 accrued and unpaid management fees as of December 31, 1996 and all additional management fees which would otherwise accrue. The remaining $127,000 unpaid management fees will be paid to the General Partner and subsequently remitted back to the Partnership in the form of an additional capital contribution by the General Partner.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

3.  Significant Accounting Policies

    Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

    Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

    Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1998 and 1997 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value.

    Investment in Joint Venture - The Partnership accounted for its investment in a joint venture under the equity method of accounting. The Partnership's original investment was recorded at cost and was adjusted by its share of earnings, losses and distributions thereafter. The Partnership liquidated its investment in the joint venture in September 1997 and received $183,598 in proceeds for the sale of its investment.

    Allowance for Doubtful Accounts - The Partnership records provisions for bad debts to provide for estimated credit losses in the portfolio. The provision is based on an analysis of delinquency trends and loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when such analysis indicates that the probability of collection of the account is remote. In 1998, the Partnership reversed $36,892 of amounts previously included in the allowance for doubtful accounts.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

    Impairment of Estimated Residual Values - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective beginning in 1996.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

4.  Receivables Due in Installments

    Non-cancelable minimum annual amounts receivable on finance leases and financings are as follows:

                           Finance
           Year            Leases          Financings           Total
           ----            ------          ----------           -----
           1999         $   416,481       $   239,925        $  656,406
           2000             153,033           146,605           299,638
           2001              52,405            16,602            69,007
                        -----------       -----------        ----------

                        $   621,919       $   403,132        $1,025,051
                        ===========       ===========        ==========

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

5.  Allowance for Doubtful Accounts

    The allowance for doubtful accounts related to the investments in finance leases, financings and operating leases consisted of the following:

                                        Finance                Operating
                                        Leases    Financings    Leases        Total
                                        -------   ----------   ---------      -----
Balance at December 31, 1995 ......   $ 116,767    $ 47,798    $ 26,501    $ 191,066

    Accounts written-off ..........     (77,106)       --          --        (77,106)
    Recovery on accounts previously
      written-off .................       8,395        --          --          8,395
    Transfer within accounts ......      26,501        --       (26,501)        --
                                      ---------    --------    --------    ---------

Balance at December 31, 1996 ......      74,557      47,798        --        122,355

    Accounts written-off ..........     (24,150)     (4,971)       --        (29,121)
                                                   --------    --------    ---------

Balance at December 31, 1997 ......      50,407      42,827        --         93,234

    Accounts written-off ..........     (10,000)       --          --        (10,000)
    Recovery on accounts previously
      written off .................      12,936        --          --         12,936
    Reversal of allowance for
      doubtful accounts ...........     (17,032)    (19,860)       --        (36,892)
    Transfer within accounts ......       3,140      (3,140)       --           --
                                      ---------    --------    --------    ---------

Balance at December 31, 1998 ......   $  39,451    $ 19,827    $   --      $  59,278
                                      =========    ========    ========    =========

6.  Note Payable

   On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The loan bears interest at 9%, and of the balance outstanding $589,381 at December 31, 1998, $391,738 matures in 1999 and $197,643 matures in 2000.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.  Related Party Transactions

    As a result of the approval of the amendments as discussed in Note 2, the Partnership reversed accrued and unpaid management fees in the amount of $241,652 of the $368,652 accrued and unpaid management fees as of December 31, 1996. The reversal consisted of $12,746 relating to 1996 accrued management fees and $228,906 relating to management fees from 1995 and prior. These management fees had been previously expensed but not paid to the General Partner. During the years ended December 31, 1998, 1997 and 1996 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $20,288, $39,609 and $50,841, respectively. These fees and reimbursements were charged to operations.

    In February 1995 the Partnership and two affiliates, ICON Cash Flow Partners, L.P., Series C ("Series C"), and ICON Cash Flow Partners L.P. Six ("L.P. Six") formed ICON Asset Acquisition L.L.C. I ("ICON Asset Acquisition LLC") as a special purpose limited liability company. ICON Asset Acquisition LLC was formed for the purpose of acquiring, managing and securitizing a portfolio of leases. ICON Asset Acquisition LLC purchased an existing portfolio of leases and securitized substantially all of its portfolio and became the beneficial owner of a trust. In September 1997, L.P. Six purchased, from the Partnership and Series C, their investment in ICON Asset Acquisition LLC. The Partnership and Series C's investments were purchased at book value, which approximated market value at that time and ICON Asset Acquisition LLC became a 100% owned subsidiary of L.P Six. L.P Six transferred all of ICON Asset Acquisition LLC's assets to its own account and dissolved ICON Asset Acquisition LLC in the fourth quarter 1997.

8.  Tax Information (Unaudited)

    The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                         1998         1997         1996
                                         ----         ----         ----

Net income per financial statements   $ 263,893    $ 356,326    $ 549,384

Differences due to:
  Direct finance leases ...........     367,674      625,885      343,508
  Depreciation ....................    (349,769)    (531,244)     (85,102)
  Provision for losses ............     (33,956)     (18,942)     (53,479)
  Gain (loss) on sale of equipment     (144,087)    (377,615)     (25,080)
  Other ...........................         (82)      (9,415)      11,150
                                      ---------    ---------    ---------

Partnership income for
  federal income tax purposes .....   $ 103,673    $  44,995    $ 740,381
                                      =========    =========    =========

    As of December 31, 1998, the partners' capital accounts included in the financial statements totaled $416,108 compared to the partners' capital accounts for federal income tax purposes of $7,938,942 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

    The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

    The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

    The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with and general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

    The officers and directors of the General Partner are as follows:

  Beaufort J.B. Clarke           Chairman, Chief Executive Officer and Director

  Paul B. Weiss                  President and Director

  Thomas W. Martin               Executive Vice President and Director

  Kevin F. Redmond               Chief Financial Officer

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Beaufort J. B. Clarke, age 53, is Chairman, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

    Paul B. Weiss, age 38, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 45, is Executive Vice President of the General Partner and Director of the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has 14 years of senior management experience in the leasing business.

    Kevin F. Redmond, age 36, is Chief Financial Officer of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Redmond was Vice President and Controller of the General Partner, Manager of Accounting at NationsCredit Corp. and Audit Manager with the accounting firm of Deloitte & Touche.

Item 11.  Executive Compensation

    The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1998, 1997 and 1996.

      Entity           Capacity       Type of Compensation     1998        1997         1996
      ------           --------       --------------------     ----        ----         ----
ICON Capital Corp.  General Partner  Administrative expense
                                       reimbursements       $   20,288  $  39,609  $    50,841
ICON Capital Corp.  General Partner  Reversal of
                                       management fees           -          -         (228,906)
                                                            ----------  ---------  -----------

                                                            $   20,288  $  39,609  $  (178,065)
                                                            ==========  =========  ===========

                           ICON Cash Flow Partners, L.P., Series B
                               (A Delaware Limited Partnership)

                                      December 31, 1998

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 15, 1999, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

        Title                   Amount Beneficially             Percent
      of Class                         Owned                    of Class
      --------                  -------------------             --------
General Partner Interest    Represents  initially a 1%            100%
                            and potentially a 10% interest
                            in the Partnership's income,
                            gain and loss deductions.

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

Item 13.  Certain Relationships and Related Transactions

    See  Item  11  for  a  discussion   of  the   Partnership's   related  party
transactions.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

                           ICON Cash Flow Partners, L.P., Series B
                               (A Delaware Limited Partnership)

                                      December 31, 1998

3. Exhibits - The following exhibits are incorporated herein by reference:

     (i)  Form of Dealer-Manager Agreement (Incorporated by reference to Exhibit
          1.1 to Post-Effective Amendment No. 2 to Form S-1 Registration Statement No. 33-28145 filed with the Securities and Exchange Commission on August 14, 1989)

     (ii) Form of Selling Dealer Agreement (Incorporated by reference to Exhibit
          1.2 to Amendment No. 1 to Form S-1 Registration Statement No. 33-28145 filed with the Securities and Exchange Commission on June 12, 1989)

     (iii)Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration Statement No. 33-28145 filed with the Securities and Exchange Commission on July 14, 1989)

     (iv) Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration Statement No. 33-28145 filed with the Securities and Exchange Commission on June 12, 1989)

     (v) The Partnership filed a Definitive Consent Statement with the Securities and Exchange Commission on February 29, 1996 for the purposes of soliciting a vote from the limited partners of record as of February 27, 1996, for amendments to the Partnership Agreement (see
          Item 4).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1998.

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

                                 ICON CASH FLOW PARTNERS, L.P., Series B
                                 File No. 33-28145 (Registrant)
                                 By its General Partner, ICON Capital Corp.


Date:  March 30, 1999            /s/ Beaufort J. B. Clarke
                                 -------------------------
                                 Beaufort J. B. Clarke
                                 Chairman, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 30, 1999            /s/ Beaufort J. B. Clarke
                                 -----------------------------------------------
                                 Beaufort J. B. Clarke
                                 Chairman, Chief Executive Officer and Director



Date:  March 30, 1999            /s/ Paul B. Weiss
                                 -----------------------------------------------
                                 Paul B. Weiss
                                 President and Director


Date:  March 30, 1999            /s/ Kevin F. Redmond
                                 -----------------------------------------------
                                 Kevin F. Redmond
                                 Chief Financial Officer
                                 (Principal Financial and Account Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.