Form 10-Q
period 1999-03-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 1999-05-13
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           March 31, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number                        0-27822
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

                                 Balance Sheets

                                   (unaudited)

                                                            March 31,    December 31,
                                                              1999           1998
                                                              ----           ----
     Assets

Cash ..................................................   $   106,672    $    73,935
                                                          -----------    -----------

Investment in finance leases
   Minimum rents receivable ...........................       519,999        621,919
   Estimated unguaranteed residual values .............       240,689        240,689
   Unearned income ....................................       (76,011)       (97,223)
   Allowance for doubtful accounts ....................       (39,451)       (39,451)
                                                          -----------    -----------
                                                              645,226        725,934
                                                          -----------    -----------
Investment in financings
   Receivables due in installments ....................       340,587        403,132
   Unearned income ....................................       (27,271)       (38,604)
   Allowance for doubtful accounts ....................       (19,827)       (19,827)
                                                          -----------    -----------
                                                              293,489        343,701
                                                          -----------    -----------


Total assets ..........................................   $ 1,045,387    $ 1,143,570
                                                          ===========    ===========

       Liabilities and Partners' Equity

Note payable ..........................................   $   487,834    $   589,381
Accounts payable to General Partner and affiliates, net       156,852        109,085
Security deposits, deferred credits and other payables         28,129         28,996
                                                          -----------    -----------
                                                              672,815        727,462
                                                          -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner .....................................      (168,246)      (167,811)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ..............       540,818        583,919
                                                          -----------    -----------

Total partners' equity ................................       372,572        416,108
                                                          -----------    -----------

Total liabilities and partners' equity ................   $ 1,045,387    $ 1,143,570
                                                          ===========    ===========








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                1999          1998
                                                ----          ----

Revenues
   Finance income ........................   $  33,296    $  53,777
   Interest income and other .............       2,386       11,718
   Net gain (loss) on sales or remarketing
     of equipment ........................        (436)      21,164
                                             ---------    ---------

   Total revenues ........................      35,246       86,659
                                             ---------    ---------

Expenses
   Interest ..............................      10,336       21,765
   General and administrative ............      14,318        7,182
   Administrative expense
     reimbursements - General Partner ....       3,674        5,848
   Reversal of allowance for
     doubtful accounts ...................        --        (12,495)
                                             ---------    ---------

Total expenses ...........................      28,328       22,300
                                             ---------    ---------

Net income ...............................   $   6,918    $  64,359
                                             =========    =========

Net income allocable to:
   Limited partners ......................   $   6,849    $  63,715
   General Partner .......................          69          644
                                             ---------    ---------

                                             $   6,918    $  64,359
                                             =========    =========

Weighted average number of limited
   partnership units outstanding .........     199,800      199,800
                                             =========    =========

Net income per weighted average
   limited partnership unit ..............   $     .03    $     .32
                                             =========    =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997 and 1996

                                   (unaudited)

                         Limited Partner Distributions

                            Return of  Investment            Limited         General
                             Capital     Income              Partners        Partner       Total
                         (Per weighted average unit)

Balance at
  December 31, 1995                                        $ 3,705,060     $(136,284)   $  3,568,776

Cash distributions
  to partners                $6.28       $2.72              (1,798,200)      (18,164)     (1,816,364)

Net income                                                     543,890         5,494         549,384
                                                           -----------     ---------    ------------

Balance at
  December 31, 1996                                          2,450,750      (148,954)      2,301,796

Cash distributions
  to partners                $7.23       $1.77              (1,798,200)      (18,164)     (1,816,364)

Net income                                                     352,763         3,563         356,326
                                                           -----------     ---------    ------------

Balance at
  December 31, 1997                                          1,005,313      (163,555)        841,758

Cash distributions
  to partners                $2.11       $1.31                (682,648)       (6,895)       (689,543)

Net income                                                     261,254         2,639         263,893
                                                           -----------     ---------    ------------

Balance at
    December 31, 1998                                          583,919      (167,811)        416,108

Cash distributions
  to partners                $ .22       $ .03                 (49,950)         (504)        (50,454)

Net income                                                       6,849            69           6,918
                                                           -----------     ---------    ------------

Balance at March 31, 1999                                  $   540,818     $(168,246)   $    372,572
                                                           ===========     =========    ============



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                   1999        1998
                                                                   ----        ----
Cash flows from operating activities:
   Net income ..............................................   $   6,918    $  64,359
                                                               ---------    ---------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Net gain (loss) on sales or remarketing of equipment ..         436      (21,164)
     Interest expense accrued on note payable affiliate ....        --          1,238
     Changes in operating assets and liabilities:
       Collection of principal - non-financed receivables ....   131,169      185,615
       Accounts payable to General Partner and affiliates, net    47,767       78,524
       Security deposits, deferred credits and other payables       (867)      45,308
       Other, net ............................................   (12,785)      28,759
                                                               ---------    ---------

        Total adjustments ..................................     165,720      318,280
                                                               ---------    ---------

    Net cash provided by operating activities ..............     172,638      382,639
                                                               ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ........................      12,100       22,335
                                                               ---------    ---------

    Net cash provided by investing activities ..............      12,100       22,335
                                                               ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ..........................     (50,454)    (454,090)
   Proceeds from note payable-affiliate ....................        --        150,000
   Principal payments on note payable ......................    (101,547)    (127,359)
                                                               ---------    ---------

    Net cash used in financing activities ..................    (152,001)    (431,449)
                                                               ---------    ---------

Net increase (decrease) in cash ............................      32,737      (26,475)

Cash at beginning of period ................................      73,935      139,915
                                                               ---------    ---------

Cash at end of period ......................................   $ 106,672    $ 113,440
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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

     Interest expense of $10,336 and $21,765 for the three months ended March 31, 1999 and 1998 consisted of interest expense on note payable-recourse of $10,336 and $20,528, respectively, and interest expense on an affiliate note of $1,237 in 1998.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1999

                                   (unaudited)

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series B (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K.

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

3.    Related Party Transactions

      As a result of the approval of the amendments as discussed in Note 2, no management fees were accrued or paid to the General Partner for the three months ended March 31, 1999 and 1998. For the three months ended March 31, 1999 and 1998, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $3,674 and $5,848, respectively, which were charged to operations.

      In March 1998 an affiliate, ICON Cash Flow Partners, L.P., Series C, ("Series C") lent the Partnership $150,000. The loan bore interest at the rate of 11%. The loan was repaid in June 1998. The Partnership paid $1,238 to Series C for interest related to the note.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.    Note Payable

      In February 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in consecutive monthly installments. The principal balance outstanding at March 31, 1999 totaled $487,834.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings and operating leases representing 69%, 31% and 0% of total investments at March 31, 1999, respectively, and 66%, 34% and less than 1% of total investments at March 31, 1998, respectively.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

     For the three months ended March 31, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At March 31,1999 the weighted average remaining transaction term of the portfolio was 15 months.

      Revenues for the three months ended March 31, 1999 were $35,246, representing a decrease of $51,413 or 59% from 1998. The decrease in revenues was due to decrease in finance income of $20,481 or 38%, a decrease in interest income and other of $9,332 or 80% and a loss on sales or remarketing of equipment of $436 in 1999 as compared to a net gain on sales or remarketing of equipment of $21,164 in 1998. Finance income decreased due to a decrease in the average size of the portfolio from 1998 to 1999. Interest income and other decreased due primarily to a decrease in sales tax credits from 1998.

      Expenses for the three months ended March 31, 1999 were $28,328, representing a an increase of $6,028 or 27% from 1998. Expenses increased due primarily to the $12,495 reduction in the allowance for doubtful accounts in 1998. There was no provision nor reduction in the allowance for doubtful accounts in 1999. In addition, general and administrative expense increased by $7,136 or 99% from 1998. The increases in expenses were partially offset by a decrease in interest expense of $11,429 or 53% and a decrease in administrative expense reimbursements of $2,174 or 37% from 1998. General and administrative expense increased due to the increase in printing and postage costs. Interest expense and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio from 1998 to 1999.

      Net income for the three  months  ended March 31, 1999 and 1998 was $6,918
and  $64,359,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.03 and $.32 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1999 and 1998 were net cash provided by operations of $172,638 and $382,639, respectively, proceeds from sales of equipment of $12,100 and $22,335, respectively and proceeds from borrowings of $150,000 in 1998. These funds were used to fund cash distributions and to make payments on borrowings. The Partnership intends to fund future cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

      Cash distributions to limited partners for the three months ended March 31, 1999 and 1998, which were paid monthly, totaled $49,950 and $449,550, of which $6,849 and $63,715 was investment income and $43,101 and $385,835 was a return of capital, respectively. The monthly annualized cash distribution rate was 1.00% for 1999 and 9% for 1998, respectively, of which .14% and 1.3% was investment income and .86% and 7.7% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1999 and 1998 was $.25 and $2.25, respectively, of which $.03 and $.32 was investment income and $.22 and $1.93 was a return of capital, respectively.

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

      On March 31, 1998 an affiliate of the Partnership, ICON Cash Flow Partners, L.P., Series C ("Series C"), lent the Partnership $150,000. The loan bore interest at the rate of 11%. The loan was repaid in June 1998.
The Partnership paid $1,238 to Series C for interest related to the note.

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

      As of March 31, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

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

No reports or Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

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

                                     ICON CASH FLOW PARTNERS, L.P., SERIES B
                                     File No. 33-28145 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.





May 13, 1999                         /s/ Kevin F. Redmond
------------                         -------------------------------------------
    Date                             Kevin F. Redmond
                                     Chief Financial Officer
                                     (Principal financial and account  officer
                                     of the General Partner of the Registrant)