Form 10-Q
period 1999-06-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 1999-08-13
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                            June 30, 1999
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               --------------------   --------------------------

Commission File Number                        0-27822
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

                                 Balance Sheets

                                   (unaudited)

                                                                  June 30,     December 31,
                                                                    1999          1998
                                                                    ----          ----
       Assets

Cash .......................................................   $    97,222    $    73,935
                                                               -----------    -----------

Investment in finance leases
   Minimum rents receivable ................................       398,571        621,919
   Estimated unguaranteed residual values ..................       240,689        240,689
   Unearned income .........................................       (58,061)       (97,223)
   Allowance for doubtful accounts .........................       (28,893)       (39,451)
                                                               -----------    -----------
                                                                   552,306        725,934
                                                               -----------    -----------
Investment in financings
   Receivables due in installments .........................       234,985        403,132
   Unearned income .........................................       (15,839)       (39,604)
   Allowance for doubtful accounts .........................       (10,051)       (19,827)
                                                               -----------    -----------
                                                                   209,095        343,701
                                                               -----------    -----------

Accounts receivable from General Partner and affiliates, net        13,107           --
                                                               -----------    -----------

Total assets ...............................................   $   871,730    $ 1,143,570
                                                               ===========    ===========

       Liabilities and Partners' Equity

Note payable ...............................................   $   390,053    $   589,381
Accounts payable to General Partner and affiliates, net ....          --          109,085
Security deposits, deferred credits and other payables .....        25,938         28,996
                                                               -----------    -----------
                                                                   415,991        727,462
                                                               -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ..........................................       (41,685)      (167,811)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ...................       497,424        583,919
                                                               -----------    -----------

Total partners' equity .....................................       455,739        416,108
                                                               -----------    -----------

Total liabilities and partners' equity .....................   $   871,730    $ 1,143,570
                                                               ===========    ===========








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                           For the Three Months    For the Six Months
                                              Ended June 30,         Ended June 30,
                                             1999       1998         1999      1998
                                             ----       ----         ----      ----
Revenues

   Finance income .....................   $ 24,322   $ 45,656     $ 57,618   $ 99,433
   Net gain on sales or
     remarketing of equipment .........      6,878     66,557        6,442     87,721
   Interest income and other ..........      1,847     12,674        4,233     36,887
                                          --------   --------     --------   --------

   Total revenues .....................     33,047    124,887       68,293    224,041
                                          --------   --------     --------   --------

Expenses

   General and administrative .........     11,530     18,778       25,848     25,960
   Interest ...........................     11,489     24,691       21,825     46,457
   Administrative expense reimbursement
     - General Partner ................      3,409      5,409        7,083     11,256
                                          --------   --------     --------   --------

   Total expenses .....................     26,428     48,878       54,756     83,673
                                          --------   --------     --------   --------

Net income ............................   $  6,619   $ 76,009     $ 13,537   $140,368
                                          ========   ========     ========   ========

Net income allocable to:
   Limited partners ...................   $  6,553   $ 75,249     $ 13,402   $138,964
   General Partner ....................         66        760          135      1,404
                                          --------   --------     --------   --------

                                          $  6,619   $ 76,009     $ 13,537   $140,368
                                          ========   ========     ========   ========

Weighted average number of limited
   partnership units outstanding ......    199,800    199,800      199,800    199,800
                                          ========   ========     ========   ========

Net income per weighted average
   limited partnership unit ...........   $    .03   $    .38     $    .07   $    .70
                                          ========   ========     ========   ========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1999 and
                        the Year Ended December 31, 1998

                                   (unaudited)

                           Limited Partner Distributions

                             Return of     Investment      Limited       General
                              Capital        Income        Partners      Partner     Total
                            (Per weighted average unit)

Balance at
  December 31, 1997                                      $ 1,005,313   $ (163,555) $  841,758

Cash distributions
  to partners                $  2.11       $   1.31         (682,648)      (6,895)   (689,543)

Net income                                                   261,254        2,639     263,893
                                                         -----------   ----------  ----------

Balance at
    December 31, 1998                                        583,919     (167,811)    416,108

Cash distributions
  to partners                $   .43       $    .07          (99,897)      (1,009)   (100,906)

Capital contribution                                             -        127,000     127,000

Net income                                                    13,402          135      13,537
                                                         -----------   ----------  ----------

Balance at June 30, 1999                                 $   497,424   $  (41,685) $  455,739
                                                         ===========   ==========  ==========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                       1999          1998
                                                                       ----          ----
Cash flows from operating activities:
   Net income ....................................................   $  13,537    $ 140,368
                                                                     ---------    ---------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Net gain (loss) on sales or remarketing of equipment ........      (6,442)     (87,721)
     Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables .........     261,511      409,927
      Accounts receivable from General Partner and affiliates, net     (13,107)        --
      Accounts payable to General Partner and affiliates, net ....    (109,085)      (3,367)
      Security deposits, deferred credits and other payables .....      (3,058)       7,438
      Other, net .................................................     (17,726)      34,166
                                                                     ---------    ---------

        Total adjustments ........................................     112,093      360,443
                                                                     ---------    ---------

    Net cash provided by operating activities ....................     125,630      500,811
                                                                     ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ..............................      70,891      171,492
                                                                     ---------    ---------

    Net cash provided by investing activities ....................      70,891      171,492
                                                                     ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ................................    (100,906)    (555,023)
   Proceeds from General Partner capital contribution ............     127,000         --
   Principal payments on note payable ............................    (199,328)    (242,299)
                                                                     ---------    ---------

    Net cash used in financing activities ........................    (173,234)    (797,322)
                                                                     ---------    ---------

Net increase (decrease) in cash ..................................      23,287     (125,019)

Cash at beginning of period ......................................      73,935      139,915
                                                                     ---------    ---------

Cash at end of period ............................................   $  97,222    $  14,896
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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

        Interest expense of $21,825 and $46,457 for the six months ended June 30, 1999 and 1998 consisted of interest expense on note payable of $21,825 and $45,219, respectively, and interest expense on an affiliate note of $1,238 in 1998.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1999

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

2.    Amendment to Partnership Agreement

     The Partnership's original reinvestment period was to expire on November 15, 1995, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after November 15, 1995 and include: (1) extending the reinvestment period for a maximum of four additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $241,652 of the $368,652 accrued and unpaid management fees as of December 31, 1996 and all additional management fees which would otherwise accrue. In June 1999, the Partnership paid the remaining $127,000 of accrued management fees to the General Partner. The General Partner subsequently remitted this amount back to the Partnership as an additional capital contribution.

3.    Related Party Transactions

      As a result of the approval of the amendments as discussed in Note 2, no management fees were accrued or paid to the General Partner for the six months ended June 30, 1999 and 1998. For the six months ended June 30, 1999 and 1998, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $7,083 and $11,256, respectively, which were charged to operations.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

4.    Note Payable

      In February 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in consecutive monthly installments. The principal balance outstanding at June 30, 1999 totaled $390,053.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases, financings and operating leases representing 73%, 27% and 0% of total investments at June 30, 1999, respectively, and 66%, 34% and less than 1% of total investments at June 30, 1998, respectively.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

      For the three months ended June 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At June 30,1999 the weighted average remaining transaction term of the portfolio was 12 months.

      Revenues for the three months ended June 30, 1999 were $33,047, representing a decrease of $91,840 or 74% from 1998. The decrease in revenues was due to a decrease in net gain on sales or remarketing of equipment of $59,679 or 90%, a decrease in finance income of $21,334 or 47% and a decrease in interest income and other of $10,827 or 85%. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in interest income and other was due to a decrease in sales tax credits and a decrease in the collection of late charges from 1998 to 1999.

      Expenses for the three months ended June 30, 1999 were $26,428, representing a decrease of $22,450 or 46% from 1998. The decrease in expenses was due to a decrease in interest expense of $13,202 or 53%, a decrease in general and administrative expense of $7,248 or 39% and a decrease in administrative expense reimbursements of $2,000 or 37%. The decrease in interest expense was due to a decrease in the average debt outstanding from 1998 to 1999. The decreases in general and administrative expense and administrative expense reimbursements were due to a decrease in the average size of the finance lease portfolio from 1998 to 1999.

      Net income for the three  months  ended June 30,  1999 and 1998 was $6,619
and  $76,009,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.03 and $.38 for 1999 and 1998, respectively.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

      For the six months ended June 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements. At June 30,1999 the weighted average remaining transaction term of the portfolio was 12 months.

      Revenues for the six months ended June 30, 1999 were $68,293, representing a decrease of $155,748 or 70% from 1998. The decrease in revenues was due to a decrease in net gain on sales or remarketing of equipment of $81,279 or 93%, a decrease in finance income of $41,815 or 42% and a decrease in interest income and other of $32,654 or 89%. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing and a decrease in the

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in interest income and other was due to a decrease in sales tax credits and a decrease in the collection of late charges from 1998 to 1999.

      Expenses for the six months ended June 30, 1999 were $54,756, representing a decrease of $28,917 or 35% from 1998. The decrease in expenses was due to a decrease in interest expense of $24,632 or 53%, a decrease in administrative expense reimbursements of $4,173 or 37% and a decrease in general and administrative expense of $112 or less than 1%. The decrease in interest expense was due to a decrease in the average debt outstanding from 1998 to 1999. The decreases in general and administrative expense and administrative expense reimbursements were due to a decrease in the average size of the finance lease portfolio from 1998 to 1999.

      Net income for the six months ended June 30, 1999 and 1998 was $13,537 and $140,368, respectively. The net income per weighted average limited partnership unit was $.07 and $.70 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1999 and 1998 were net cash provided by operations of $125,630 and $500,811, respectively, and proceeds from sales of equipment of $70,891 and $171,492, respectively.  These  funds  were  used to fund cash  distributions  and to make payments on borrowings. The Partnership intends to fund future cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the six months ended June 30, 1999 and 1998, which were paid monthly, totaled $99,897 and $549,474, of which $13,402 and $138,965 was investment income and $86,495 and $410,509 was a return of capital, respectively. The monthly annualized cash distribution rate was 1.0% for 1999 and 5.50% for 1998, respectively, of which .13% and 1.39% was investment income and .87% and 4.11% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1999 and 1998 was $.50 and $2.75, respectively, of which $.07 and $.70 was investment income and $.43 and $2.05 was a return of capital, respectively.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

     The Partnership's original reinvestment period was to expire on November 15, 1995, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after November 15, 1995 and include: (1) extending the reinvestment period for a maximum of four additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $241,652 of the $368,652 accrued and unpaid management fees as of December 31, 1996 and all additional management fees which would otherwise accrue. In June 1999, the Partnership paid the remaining $127,000 of accrued management fees to the General Partner. The General Partner subsequently remitted this amount back to the Partnership as an additional capital contribution.

      As of June 30, 1999 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

No reports or Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

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

                                         ICON CASH FLOW PARTNERS, L.P., SERIES B
                                         File No. 33-28145 (Registrant)
                                         By its General Partner,
                                         ICON Capital Corp.





August 12, 1999                          /s/ Patricia A. Walsh
---------------                          ---------------------------------------
     Date                                Patricia A. Walsh
                                         Vice President and Controller
                                         (Principal financial and account
                                          officer of the
                                          General Partner of the Registrant)