Form 10-Q
period 1999-09-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 1999-11-12
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                        September 30, 1999
                     -----------------------------------------------------------

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

                                 Balance Sheets

                                   (unaudited)

                                                               September 30,  December 31,
                                                                   1999          1998
                                                                   ----          ----
       Assets

Cash .......................................................   $    74,466    $    73,935
                                                               -----------    -----------

Investment in finance leases
   Minimum rents receivable ................................       300,580        621,919
   Estimated unguaranteed residual values ..................       237,159        240,689
   Unearned income .........................................       (43,097)       (97,223)
   Allowance for doubtful accounts .........................       (28,893)       (39,451)
                                                               -----------    -----------
                                                                   465,749        725,934
                                                               -----------    -----------
Investment in financings
   Receivables due in installments .........................       189,488        403,132
   Unearned income .........................................       (10,801)       (39,604)
   Allowance for doubtful accounts .........................       (10,051)       (19,827)
                                                               -----------    -----------
                                                                   168,636        343,701
                                                               -----------    -----------

Accounts receivable from General Partner and affiliates, net         3,070           --
                                                               -----------    -----------

Total assets ...............................................   $   711,921    $ 1,143,570
                                                               ===========    ===========

       Liabilities and Partners' Equity

Note payable ...............................................   $   292,055    $   589,381
Accounts payable to General Partner and affiliates, net ....          --          109,085
Security deposits, deferred credits and other payables .....        20,554         28,996
                                                               -----------    -----------
                                                                   312,609        727,462
                                                               -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ..........................................       (42,248)      (167,811)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ...................       441,560        583,919
                                                               -----------    -----------

Total partners' equity .....................................       399,312        416,108
                                                               -----------    -----------

Total liabilities and partners' equity .....................   $   711,921    $ 1,143,570
                                                               ===========    ===========








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                            For the Three Months      For the Nine Months
                                             Ended September 30,      Ended September 30,
                                              1999         1998         1999       1998
                                              ----         ----         ----       ----
Revenues

   Finance income ......................   $  19,952    $  39,999    $  77,569   $ 139,433
   Net gain/(loss) on sales of equipment        (280)      98,473        6,162     186,194
   Interest income and other ...........       1,091        2,610        5,325      27,002
                                           ---------    ---------    ---------   ---------

   Total revenues ......................      20,763      141,082       89,056     352,629
                                           ---------    ---------    ---------   ---------

Expenses

   General and administrative ..........      16,263       15,153       42,112      41,112
   Interest ............................       7,586       16,839       29,410      63,296
   Administrative expense reimbursement
     - General Partner .................       2,889        4,890        9,972      16,147
   Reversal of allowance for
     doubtful accounts .................        --        (36,892)        --       (36,892)
                                           ---------    ---------    ---------   ---------

   Total expenses ......................      26,738          (10)      81,494      83,663
                                           ---------    ---------    ---------   ---------

Net income/(loss) ......................   $  (5,975)   $ 141,092    $   7,562   $ 268,966
                                           =========    =========    =========   =========

Net income/(loss) allocable to:
   Limited partners ....................   $  (5,915)   $ 139,681    $   7,487   $ 266,276
   General Partner .....................         (60)       1,411           75       2,690
                                           ---------    ---------    ---------   ---------

                                           $  (5,975)   $ 141,092    $   7,562   $ 268,966
                                           =========    =========    =========   =========

Weighted average number of limited
   partnership units outstanding .......     199,800      199,800      199,800     199,800
                                           =========    =========    =========   =========

Net income/(loss) per weighted average
   limited partnership unit ............   $    (.03)   $     .70    $     .04   $    1.33
                                           =========    =========    =========   =========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1999 and
                        the Year Ended December 31, 1998

                                   (unaudited)

                        Limited Partner Distributions

                           Return of   Investment           Limited         General
                            Capital      Income             Partners        Partner      Total
                         (Per weighted average unit)

Balance at
  December 31, 1997                                        $1,005,313     $(163,555)   $ 841,758

Cash distributions
  to partners                $2.11       $1.31               (682,648)       (6,895)    (689,543)

Net income                                                    261,254         2,639      263,893
                                                           ----------     ---------    ---------

Balance at
    December 31, 1998                                         583,919      (167,811)     416,108

Cash distributions
  to partners                $ .71       $ .04               (149,846)       (1,512)    (151,358)

Capital contribution                                              -         127,000      127,000

Net income                                                      7,487            75        7,562
                                                           ----------     ---------    ---------

Balance at
  September 30, 1999                                       $  441,560     $ (42,248)   $ 399,312
                                                           ==========     =========    =========















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                        1999        1998
                                                                        ----        ----
Cash flows from operating activities:
   Net income ....................................................   $   7,562    $ 268,966
                                                                     ---------    ---------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Net gain (loss) on sales or remarketing of equipment ........      (6,162)    (186,194)
     Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables .........     392,549      590,232
      Accounts receivable from General Partner and affiliates, net      (2,970)        --
      Accounts payable to General Partner and affiliates, net ....    (109,085)      (1,880)
      Security deposits, deferred credits and other payables .....      (8,442)     (48,429)
      Allowance for doubtful accounts ............................        --        (34,398)
      Other, net .................................................     (20,620)      (2,938)
                                                                     ---------    ---------

        Total adjustments ........................................     245,270      316,393
                                                                     ---------    ---------

    Net cash provided by operating activities ....................     252,832      585,359
                                                                     ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ..............................      69,383      307,098
                                                                     ---------    ---------

    Net cash provided by investing activities ....................      69,383      307,098
                                                                     ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ................................    (151,358)    (639,090)
   Proceeds from General Partner capital contribution ............     127,000         --
   Principal payments on note payable ............................    (297,326)    (350,997)
                                                                     ---------    ---------

    Net cash used in financing activities ........................    (321,684)    (990,087)
                                                                     ---------    ---------

Net increase (decrease) in cash ..................................         531      (97,630)

Cash at beginning of period ......................................      73,935      139,915
                                                                     ---------    ---------

Cash at end of period ............................................   $  74,466    $  42,285
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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

                                   (unaudited)

Supplemental Disclosures of Cash Flow Information

      Interest expense of $29,410 and $63,296 for the nine months ended September 30, 1999 and 1998 consisted of interest expense on note payable of $29,410 and $62,058 respectively, and interest expense on an affiliate note of $1,238 in 1998.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1999

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

2.    Amendment to Partnership Agreement

      The Partnership's original reinvestment period was to expire on November 15, 1995, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after November 15, 1995 and include: (1) extending the reinvestment period for a maximum of four additional years and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $241,652 of the $368,652 accrued and unpaid management fees as of December 31, 1996 and all additional management fees which would otherwise accrue. In June 1999, the Partnership paid the remaining $127,000 of previously accrued management fees to the General Partner. The General Partner subsequently remitted this amount back to the Partnership as an additional capital contribution.

3.    Related Party Transactions

      As a result of the approval of the amendments as discussed in Note 2, no management fees were accrued to the General Partner for the nine months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $9,972 and $16,147, respectively, which were charged to operations.

4.    Note Payable

      In February 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in consecutive monthly installments. The principal balance outstanding at September 30, 1999 totaled $292,055.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in finance leases and financings representing 73 % and 27 % of total investments at September 30, 1999, respectively, and 67% and 33 % of total investments at September 30, 1998, respectively.

Results of Operations for the Three Months Ended September 30, 1999 and 1998

      For the three months ended September 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements.

      Revenues for the three months ended September 30, 1999 were $20,763 representing a decrease of $120,319 or 85% from 1998. The decrease in revenues was due to a decrease in net gain on sales or remarketing of equipment of $98,753 or 100%, a decrease in finance income of $20,047 or 50% and a decrease in interest income and other of $1,519 or 58%. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value.

      Expenses for the three months ended September 30, 1999 were $26,738 representing an increase of $26,748 from 1998. The increase was primarily due to the reduction of allowance for doubtful accounts of $36,892 in 1998.

      Net (loss)/income for the three months ended September 30, 1999 and 1998 was ($5,975) and $141,092, respectively. The net income per weighted average limited partnership unit was ($0.03) and $0.70 for 1999 and 1998, respectively.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

      For the nine months ended September 30, 1999 and 1998, the Partnership did not enter into any new leases or financing agreements.

      Revenues for the nine months ended September 30, 1999 were $89,056, representing a decrease of $263,573 or 75% from 1998. The decrease in revenues was due to a decrease in net gain on sales or remarketing of equipment of $180,032 or 97%, a decrease in finance income of $61,864 or 44% and a decrease in interest income and other of $21,677 or 80%. The decrease in net gain on sales or remarketing of equipment resulted from a decrease in the number of leases maturing and a decrease in the amount of underlying equipment being sold or remarketed for which proceeds received were in excess of the remaining carrying value. The decrease in finance income was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999. The decrease in interest income and other was due to a decrease in the collection of late charges from 1998 to 1999.

      Expenses for the nine months ended September 30, 1999 were $81,494, representing a decrease of $2,169 or 3% from 1998. The decrease in expenses was due to a decrease in interest expense of $33,886 or 54%, a decrease in administrative expense reimbursements of $6,175 or 38% offset by the $36,892 reduction in the allowance for doubtful account in 1998. The decrease in interest expense was due to a decrease in the average debt outstanding from 1998 to 1999. The decrease in administrative expense reimbursements was due to a decrease in the average size of the finance lease portfolio from 1998 to 1999.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

      Net income for the nine months ended September 30, 1999 and 1998 was $7,562 and $268,966, respectively. The net income per weighted average limited partnership unit was $0.04 and $1.33 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the nine months ended September 30, 1999 and 1998 were net cash provided by operations of $252,832 and $585,359, respectively, and proceeds from sales of equipment of $69,383 and $307,098, respectively. These funds were used to fund cash distributions and to make payments on borrowings. The Partnership intends to fund future cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the nine months ended September 30, 1999 and 1998, which were paid monthly, totaled $149,846 and $632,700, of which $7,487 and $266,276 was investment income and $142,359 and $366,424 was a return of capital, respectively. The monthly annualized cash distribution rate was 1.00% for 1999 and 4.22% for 1998, respectively, of which .05% and 1.78% was investment income and .95% and 2.44% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1999 and 1998 was $.75 and $3.17, respectively, of which $.04 and $1.33 was investment income and $.71 and $1.84 was a return of capital, respectively.

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

      As of September 30, 1999 there were no known trends or demands, commitments, events or uncertainties that are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

      The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems is provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of

                    ICON Cash Flow Partners, L. P., Series B
                        (A Delaware Limited Partnership)

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

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

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

                                         ICON CASH FLOW PARTNERS, L.P., SERIES B
                                         File No. 33-28145 (Registrant)
                                         By its General Partner,
                                         ICON Capital Corp.





November 12, 1999                        /s/ Thomas W. Martin
-----------------                        ---------------------------------------
       Date                              Thomas W. Martin
                                         Executive Vice President
                                         (Principal financial and accounting
                                         officer of the General Partner of the
                                         Registrant)