Form 10-K
period 1999-12-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 2000-03-30
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                      December 31, 1999
                          ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                        0-27822
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

              111 Church Street, White Plains, New York 10601 -1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code         (914) 993-1700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:     None

Title of each class                   Name of each exchange on which registered

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
  Units of Limited Partnership Interest


                                (Title of class)
--------------------------------------------------------------------------------

                                (Title of class)
--------------------------------------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          [X] Yes       [  ] No

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

                                TABLE OF CONTENTS

Item                                                                       Page

PART I

1.   Business                                                              3-4

2.   Properties                                                              5

3.   Legal Proceedings                                                       5

4.   Submission of Matters to a Vote of Security Holders                     5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                                 5

6.   Selected Financial and Operating Data                                   6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                                   7-8

8.   Financial Statements and Supplementary Data                          9-21

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                    22

PART III

10.  Directors and Executive Officers of the Registrant's
     General Partner                                                     22-23

11.  Executive Compensation                                                 23

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                         24

13.  Certain Relationships and Related Transactions                         24

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     24-25

SIGNATURES                                                                  26

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

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

     The Partnership's original reinvestment period was to expire on November 15, 1995, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective from and after November 15, 1995 and include: (1) extending the reinvestment period for a maximum of four additional years to November 1999 and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner a portion of accrued and unpaid management fees, and any additional management fees which would otherwise accrue. In June 1999, the Partnership paid the remaining $127,000 of previously accrued management fees to the General Partner. The General Partner subsequently remitted this amount back to the Partnership as an additional capital contribution.

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

                                December 31, 1999

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

Lease and Financing Transactions

     For the years ended December 31, 1999 and 1998, the Partnership did not purchase or finance any new investments in equipment. A summary of the portfolio equipment cost by category held at December 31, 1999 and 1998 is as follows:

                                  December 31, 1999         December 31, 1998
                                  -----------------         -----------------
Category                          Cost        Percent       Cost        Percent

Restaurant equipment ......   $  654,672       33.4%    $  716,351       26.7%
Telecommunications ........      582,772       29.7        779,093       29.1
Manufacturing & production       227,145       11.6        417,539       15.6
Computer systems ..........      208,031       10.6        282,799       10.6
Video production ..........       96,292        4.9        118,211        4.4
Office furniture & fixtures       54,254        2.8         85,494        3.2
Printing ..................       48,492        2.5        103,602        3.9
Automotive ................       44,157        2.3         55,776        2.1
Medical ...................       23,762        1.2         59,574        2.2
Retail systems ............       21,088        1.0         47,457        1.7
Office equipment ..........         --          --          14,569        0.5
Material handling .........         --          --             --          --
Audio .....................         --          --             --          --
                              ----------      -----     ----------      -----

                              $1,960,665      100.0%    $2,680,465      100.0%
                              ==========      =====     ==========      =====

     The Partnership has one lease which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1999. The lease is with Hometown Buffet, Inc. The underlying equipment is restaurant equipment and the purchase price of the equipment represents 31.5% of the total portfolio equipment cost at December 31, 1999.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                         Number of Equity Security Holders
Title of Class                                  as of December 31,
                                               1999           1998
                                               ----           ----
Limited partners                              1,756          1,748
General Partner                                   1              1

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 6.  Selected Financial and Operating Data

                                                         Years Ended December 31,
                                     ----------------------------------------------------------
                                        1999       1998        1997         1996        1995
                                        ----       ----        ----         ----        ----

Total revenues ...................   $154,278   $400,618   $  562,650   $  519,663   $1,196,522
                                     ========   ========   ==========   ==========   ==========

Net income .......................   $ 46,087   $263,893   $  356,326   $  549,384   $  627,878
                                     ========   ========   ==========   ==========   ==========

Net income allocable to
  limited partners ...............   $ 45,626   $261,254   $  352,763   $  543,890   $  621,599
                                     ========   ========   ==========   ==========   ==========

Net income allocable to the
  General Partner ................   $    461   $  2,639   $    3,563   $    5,494   $    6,279
                                     ========   ========   ==========   ==========   ==========

Weighted average limited
  partnership units outstanding ..    199,800    199,800      199,800      199,800      199,986
                                     ========   ========   ==========   ==========   ==========

Net income per weighted
  average limited partnership unit   $   0.23   $   1.31   $     1.77   $     2.72   $     3.11
                                     ========   ========   ==========   ==========   ==========

Distributions to limited partners    $199,794   $682,648   $1,798,200   $1,798,200   $1,799,763
                                     ========   ========   ==========   ==========   ==========

Distributions to the
  General Partner ................   $  2,017   $  6,895   $   18,164   $   18,164   $   18,180
                                     ========   ========   ==========   ==========   ==========

                                             December 31,
                   -------------------------------------------------------------
                      1999         1998         1997         1996        1995
                      ----         ----         ----         ----        ----

Total assets ...   $  625,435   $1,143,670   $2,066,633   $2,887,443  $5,069,702
                   ==========   ==========   ==========   ==========  ==========

Partners' equity   $  387,384   $  416,108   $  841,758   $2,301,796  $3,568,776
                   ==========   ==========   ==========   ==========  ==========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in finance leases and financings of 76% and 24% of total investments, respectively, at December 31, 1999 compared to 68% and 32% of total investments, respectively, at December 31, 1998.

     For the years ended December 31, 1999 and 1998, the Partnership did not purchase or finance any new investments in equipment.

Results of Operations for the Years Ended December 31, 1999 and 1998

     Revenues for the year ended December 31, 1999 were $154,278, representing a decrease of $246,340 from 1998. The decrease in revenues was attributable to a decrease in finance income of $83,312, a decrease in gain on sales of equipment of $137,592 and a decrease in interest income and other of $25,436 from 1998. Finance income decreased due to a decrease in the average size of the portfolio from 1999 to 1998. The gain on sales of equipment decreased due to a decrease in the number of leases maturing in which the underlying equipment was sold. The decrease in interest income and other resulted from a decrease in the average cash balance from 1998 to 1999.

     Expenses for the year ended December 31, 1999 were $108,191, representing a decrease of $28,534 from 1998. The decrease in expenses was attributable to a decrease in interest expense, administrative expense reimbursements and general and administrative expenses partially offset by the fact that the Partnership recorded a reversal in 1998 in the allowance for doubtful accounts of $36,892. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1998 to 1999. Administrative expense reimbursements and general and administrative expenses decreased due to a decrease in the average size of the portfolio from 1998 to 1999.

     Net income for the years ended December 31, 1999 and 1998 was $46,087 and $263,893, respectively. The net income per weighted average limited partnership unit was $.23 and $1.31 for 1999 and 1998, respectively.

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

                                December 31, 1999

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

Liquidity and Capital Resources

     The Partnership's reinvestment period ended and disposition period began in November 1999. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

     As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

     The Partnership's primary sources of funds in 1999, 1998 and 1997 were net cash provided by operations of $253,244, $761,619 and $879,014, respectively, proceeds from sales of equipment of $153,880, $321,104 and $544,232, respectively, proceeds from the sale of investment in joint venture of $183,598 in 1997 and proceeds related to a term loan of $1,500,000 in 1997.

     On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership payments and collateral for a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in monthly installments. The Partnership had $197,643 and $589,381 outstanding under the loan at December 31, 1999 and 1998, respectively.

     Cash distributions to the limited partners for the years ended December 31, 1999, 1998 and 1997, which were paid monthly, totaled $199,794, $682,648 and $1,798,200 of which $45,626, $261,254 and $352,763 was investment income and
$154,168, $421,394 and $1,445,437 was a return of capital, respectively. The monthly annualized cash distribution rate for the years ended December 31, 1999, 1998 and 1997 was 1.0%, 3.42% and 9.00%, of which .23%, 1.31% and 1.77% was investment income and .77%, 2.11% and 7.23% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding in 1999, 1998 and 1997 was $1.00, $3.42 and $9.00 of which $.23,
$1.31 and $1.77 was investment income and $.77, $2.11 and $7.23 was a return of capital, respectively.

     As of December 31, 1999, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of remaining equipment, the Partnership will pay distributions where it deems it to be prudent, while retaining sufficient cash to meet its reserve requirements and recurring obligations.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements
                                                                     Page Number
                                                                     -----------
Independent Auditors' Report                                              11

Balance Sheets as of December 31, 1999 and 1998                           12

Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997                                        13

Statements of Changes in Partners' Equity for the
  Years Ended December 31, 1999, 1998 and 1997                            14

Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                     15-16

Notes to Financial Statements                                          17-21

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series B:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series B (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Partnership's reinvestment period ended and the disposition period began in November 1999. During the disposition period, the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series B as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                            /s/ KPMG LLP
                                                            KPMG LLP


March 28, 2000
New York, New York

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                              1999          1998
                                                              ----          ----
       Assets

Cash .................................................   $    14,510    $    73,935
                                                         -----------    -----------

Investment in finance leases
   Minimum rents receivable ..........................       265,980        621,919
   Estimated unguaranteed residual values ............       221,159        240,689
   Unearned income ...................................       (45,104)       (97,223)
   Allowance for doubtful accounts ...................       (28,893)       (39,451)
                                                         -----------    -----------
                                                             413,142        725,934
                                                         -----------    -----------
Investment in financings
   Receivables due in installments ...................       150,724        403,132
   Unearned income ...................................        (6,778)       (39,604)
   Allowance for doubtful accounts ...................       (10,051)       (19,827)
                                                         -----------    -----------
                                                             133,895        343,701
                                                         -----------    -----------

Other assets .........................................        63,888            100
                                                         -----------    -----------

Total assets .........................................   $   625,435    $ 1,143,670
                                                         ===========    ===========

       Liabilities and Partners' Equity

Note payable .........................................   $   197,643    $   589,381
Accounts payable to General Partner and affiliates ...        13,600        109,185
Security deposits, deferred credits and other payables        26,808         28,996
                                                         -----------    -----------
                                                             238,051        727,562
                                                         -----------    -----------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner ....................................       (42,367)      (167,811)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) .............       429,751        583,919
                                                         -----------    -----------

Total partners' equity ...............................       387,384        416,108
                                                         -----------    -----------

Total liabilities and partners' equity ...............   $   625,435    $ 1,143,670
                                                         ===========    ===========









See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,

                                                    1999        1998         1997
                                                    ----        ----         ----
Revenues

   Gain on sales of equipment ................   $  51,284   $ 188,876    $ 228,875
   Finance income ............................      90,929     174,241      273,507
   Income from investment in joint venture ...        --          --         14,232
   Interest income and other .................      12,065      37,501       46,036
                                                 ---------   ---------    ---------

   Total revenues ............................     154,278     400,618      562,650
                                                 ---------   ---------    ---------

Expenses

   Interest ..................................      35,206      77,673      106,868
   General and administrative ................      60,332      75,656       59,847
   Administrative expense reimbursements
     - General Partner .......................      12,653      20,288       39,609
   Reversal of allowance for doubtful accounts        --       (36,892)        --
                                                 ---------   ---------    ---------

   Total expenses          ...................     108,191     136,725      206,324
                                                 ---------   ---------    ---------

Net income ...................................   $  46,087   $ 263,893    $ 356,326
                                                 =========   =========    =========

Net income allocable to:
   Limited partners ..........................   $  45,626   $ 261,254    $ 352,763
   General Partner ...........................         461       2,639        3,563
                                                 ---------   ---------    ---------

                                                 $  46,087   $ 263,893    $ 356,326
                                                 =========   =========    =========

Weighted average number of limited
   partnership units outstanding .............     199,800     199,800      199,800
                                                 =========   =========    =========

Net income per weighted average
   limited partnership unit ..................   $     .23   $    1.31    $    1.77
                                                 =========   =========    =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1999, 1998 and 1997

                           Limited Partner Distributions

                              Return of    Investment       Limited        General
                               Capital       Income         Partners       Partner        Total
                            (Per weighted average unit)

Balance at
   December 31, 1996                                      $ 2,450,750    $(148,954)    $ 2,301,796

Cash distributions
   to partners                 $7.23          $1.77        (1,798,200)     (18,164)     (1,816,364)

Net income                                                    352,763        3,563         356,326
                                                          -----------    ---------     -----------

Balance at
   December 31, 1997                                        1,005,313     (163,555)        841,758

Cash distributions
   to partners                 $2.11          $1.31          (682,648)      (6,895)       (689,543)

Net income                                                    261,254        2,639         263,893
                                                          -----------    ---------     -----------

Balance at
   December 31, 1998                                          583,919     (167,811)        416,108

Cash distributions
   to partners                 $ .77          $ .23          (199,794)      (2,017)       (201,811)

Capital contribution                                            -          127,000         127,000

Net income                                                     45,626          461          46,087
                                                          -----------    ---------     -----------

Balance at
   December 31, 1999                                      $   429,751    $ (42,367)    $   387,384
                                                          ===========    =========     ===========






See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                  1999           1998           1997
                                                                  ----           ----           ----

Cash flows provided by operating activities:
Net income ................................................   $    46,087    $   263,893    $   356,326
                                                              -----------    -----------    -----------
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Finance income portion of receivables paid
     directly to lenders by lessees .......................          --             --           (7,297)
   Gain on sales of equipment .............................       (51,284)      (188,876)      (228,875)
   Interest expense on non-recourse financing
     paid directly by lessees .............................          --             --            3,798
   Income from equity investment in joint venture .........          --             --          (14,232)
   Changes in operating assets and liabilities:
     Collection of principal - non-financed receivables ...       509,479        766,879        826,839
     Distributions from joint venture .....................          --             --          158,062
     Allowance for doubtful accounts ......................          --          (33,956)       (29,121)
     Accounts payable to General Partner and affiliates ...       (95,585)         5,345        (75,151)
     Security deposits, deferred credits and other payables        (2,188)       (43,498)       (69,008)
     Other ................................................      (153,265)        (8,168)       (42,327)
                                                              -----------    -----------    -----------

       Total adjustments ..................................       207,157        497,726        522,688
                                                              -----------    -----------    -----------

     Net cash provided by operating activities ............       253,244        761,619        879,014
                                                              -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from sales of equipment .......................       153,880        321,104        544,232
   Equipment and receivables purchased ....................          --             --         (822,592)
   Proceeds from sale of equity investment
     in joint venture .....................................          --             --          183,598
                                                              -----------    -----------    -----------

     Net cash provided by  (used in) investing activities .       153,880        321,104        (94,762)
                                                              -----------    -----------    -----------

Cash flows from financing activities:
   Cash distributions to partners .........................      (201,811)      (689,543)    (1,816,364)
   Payments on note payable ...............................      (391,738)      (459,160)      (451,459)
   Proceeds from General Partner contribution .............       127,000           --             --
   Proceeds from note payable .............................          --             --        1,500,000
                                                              -----------    -----------    -----------

     Net cash used in financing activities ................      (466,549)    (1,148,703)      (767,823)
                                                              -----------    -----------    -----------

Net (decrease) increase in cash ...........................       (59,425)       (65,980)        16,429

Cash, beginning of year ...................................        73,935        139,915        123,486
                                                              -----------    -----------    -----------

Cash, end of year .........................................   $    14,510    $    73,935    $   139,915
                                                              ===========    ===========    ===========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     Interest expense of $35,206, $77,673 and $106,868 for the years ended December 31, 1999, 1998 and 1997 consisted of: interest expense on note payable.

     During the years ended December 31, 1999, 1998 and 1997, non-cash activities included the following:

                                                       1999        1998        1997
                                                      -----        ----        ----
Principal and interest on finance receivables
     paid directly to lenders by lessees                -            -      $  268,952
Principal and interest on non-recourse financing
     paid directly by lessee                            -            -        (268,952)

                                                    --------    ----------   ----------
                                                    $   -       $    -       $    -
                                                    ========    ==========   ==========





















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1999
1.   Organization

     ICON Cash Flow Partners, L.P., Series B (the "Partnership") was formed on March 27, 1989 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, enter into secured financing transactions. The Partnership's offering period commenced on July 18, 1989 and by its final closing in 1990, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. During 1995, the Partnership redeemed 200 limited partnership units, leaving 199,800 limited partnership units outstanding at December 31, 1999, 1998 and 1997.

     The Partnership's reinvestment period ended and disposition period began in November 1999. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

     As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period.

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

2.   Amendments to Partnership Agreement

     The Partnership's original reinvestment period was to expire on November 15, 1995, five years after the final closing date. The General Partner distributed a definitive consent statement to the limited partners to solicit approval of two amendments to the Partnership agreement. A majority of the limited partnership units outstanding responded affirmatively and the amendments were adopted. These amendments are effective

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

from and after November 15, 1995 and include: (1) extending the reinvestment period for a maximum of four additional years to November 1999 and likewise delaying the start and end of the liquidation period, and (2) eliminating the Partnership's obligation to pay the General Partner $241,652 of the $368,652 accrued and unpaid management fees as of December 31, 1996 and all additional management fees which would otherwise accrue. The remaining $127,000 of previously accrued management fees were paid to the General Partner in 1999. The General Partner subsequently remitted this amount back to the Partnership in the form of an additional capital contribution.

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

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. The Partnership presently has only investments in finance leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investments along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1999 and 1998 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value.

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

     Impairment of Estimated Residual Values -- The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on finance leases and financings are as follows:

                       Finance
 Year                  Leases               Financings                 Total
 ----                  ------               ----------                 -----

 2000                $177,138                $137,620                $314,758
 2001                  70,805                  13,104                  83,909
 2002                  18,037                    --                    18,037
                                             --------                --------

                     $265,980                $150,724                $416,704
                     ========                ========                ========

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

5.   Allowance for Doubtful Accounts

     The allowance for doubtful accounts related to the investments in finance leases and investment in financings consisted of the following:

                                                    Finance
                                                     Leases     Financings     Total

Balance at December 31, 1996 ...................   $  74,557    $  47,798    $ 122,355

     Accounts written-off ......................     (24,150)      (4,971)     (29,121)
                                                   ---------    ---------    ---------

Balance at December 31, 1997 ...................      50,407       42,827       93,234

     Accounts written-off ......................     (10,000)        --        (10,000)
     Recovery on accounts previously written off      12,936         --         12,936
     Reversal of allowance for doubtful accounts     (17,032)     (19,860)     (36,892)
     Transfer within accounts ..................       3,140       (3,140)        --
                                                   ---------    ---------    ---------

Balance at December 31, 1998 ...................      39,451       19,827       59,278

     Accounts written-off ......................     (10,558)      (9,776)     (20,334)
                                                   ---------    ---------    ---------

Balance at December 31, 1999 ...................   $  28,893    $  10,051    $  38,944
                                                   =========    =========    =========

6.   Note Payable

     On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a forty five month term loan agreement. The agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The loan bears interest at 9%, and the balance outstanding of $197,643 at December 31, 1999 matures in 2000.

7.   Related Party Transactions

     During the years ended December 31, 1999, 1998 and 1997 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $12,653, $20,288 and $39,609, respectively. These reimbursements were charged to operations. As a result of the Partnership Agreement amendments discussed in
Note 2, no management fee expense was recorded in 1999, 1998 and 1997.

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

     See Note 2 for information relating to the $127,000 capital contribution made by the General Partner in 1999.

8.   Tax Information (Unaudited)

     The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                         1999        1998         1997
                                         ----        ----         ----

Net income per financial statements   $  46,087    $ 263,893    $ 356,326

Differences due to:
   Direct finance leases ..........     292,149      367,674      625,885
   Depreciation ...................    (278,448)    (349,769)    (531,244)
   Provision for losses ...........     (20,334)     (33,956)     (18,942)
   Gain (loss) on sale of equipment       3,864     (144,087)    (377,615)
   Other ..........................         491          (82)      (9,415)
                                      ---------    ---------    ---------

Partnership income for
   federal income tax purposes ....   $  43,809    $ 103,673    $  44,995
                                      =========    =========    =========

     As of December 31, 1999, the partners' capital accounts included in the financial statements totaled $387,384 compared to the partners' capital accounts for federal income tax purposes of $3,126,086 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 111 Church Street, White
Plains, New York 10601-1505, and its telephone number is (914) 993-1700. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

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

Beaufort J.B. Clarke          Chairman, Chief Executive Officer and Director

Paul B. Weiss                 President and Director

Thomas W. Martin              Executive Vice President and Director

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

     Beaufort J. B. Clarke, age 54, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 39, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 46, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following reimbursement for costs and expenses for the years ended December 31, 1999, 1998 and 1997.

     Entity            Capacity       Type of Compensation     1999    1998     1997
     ------            --------       --------------------     ----    ----     ----
ICON Capital Corp.  General Partner  Administrative expense
                                       reimbursements        $12,653  $20,288  $39,609
                                                             -------  -------  -------
                                                             $12,653  $20,288  $39,609
                                                             =======  =======  =======

     See Footnotes 2 and 7 within the financial statements under Item 8 for disclosure of amendments made to the Partnership Agreement which eliminated the Partnership's obligation to pay the General Partner management fees.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 24, 2000, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

                                December 31, 1999

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1999.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 1999

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

                                ICON CASH FLOW PARTNERS, L.P., Series B
                                File No. 33-28145 (Registrant)
                                By its General Partner, ICON Capital Corp.


Date:  March 29, 2000           /s/ Beaufort J. B. Clarke
                                -------------------------
                                Beaufort J. B. Clarke
                                Chairman, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 29, 2000            /s/ Beaufort J. B. Clarke
                                 -------------------------
                                 Beaufort J. B. Clarke
                                 Chairman, Chief Executive Officer and Director



Date:  March 29, 2000            /s/ Paul B. Weiss
                                 -----------------
                                 Paul B. Weiss
                                 President and Director


Date:  March 29, 2000            /s/ Thomas W. Martin
                                 --------------------
                                 Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.