Form 10-Q
period 2000-03-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 2000-05-12
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           March 31, 2000
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number                          0-27822
                      ----------------------------------------------------------

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


              111 Church Street, White Plains, New York 10601-1505
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)


                                 (914) 993-1700
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



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

                                 Balance Sheets

                                   (unaudited)

                                                           March 31,  December 31,
                                                             2000         1999
                                                             ----         ----
       Assets

Cash ..................................................   $ 150,460    $  14,510
                                                          ---------    ---------

Investment in finance leases
   Minimum rents receivable ...........................     188,136      265,980
   Estimated unguaranteed residual values .............     161,159      221,159
   Unearned income ....................................     (34,494)     (45,104)
   Allowance for doubtful accounts ....................     (28,893)     (28,893)
                                                          ---------    ---------
                                                            285,908      413,142
                                                          ---------    ---------
Investment in financings
   Receivables due in installments ....................     105,636      150,724
   Unearned income ....................................      (4,008)      (6,778)
   Allowance for doubtful accounts ....................     (10,051)     (10,051)
                                                          ---------    ---------
                                                             91,577      133,895
                                                          ---------    ---------

Other assets ..........................................       3,637       63,888
                                                          ---------    ---------


Total assets ..........................................   $ 531,582    $ 625,435
                                                          =========    =========

       Liabilities and Partners' Equity

Note payable ..........................................   $ 112,203    $ 197,643
Accounts payable to General Partner and affiliates, net        --         13,600
Security deposits, deferred credits and other payables       46,757       26,808
                                                          ---------    ---------
                                                            158,960      238,051
                                                          ---------    ---------
Partners' equity (deficiency)
  General Partner .....................................     (42,514)     (42,367)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ..............     415,136      429,751
                                                          ---------    ---------

Total partners' equity ................................     372,622      387,384
                                                          ---------    ---------

Total liabilities and partners' equity ................   $ 531,582    $ 625,435
                                                          =========    =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                        2000        1999
                                                        ----        ----

Revenues
   Finance income ......................             $  12,703   $  33,296
   Interest income and other ...........                    51       2,386
   Net gain (loss) on sales of equipment                38,173        (436)
                                                     ---------   ---------

   Total revenues ......................                50,927      35,246
                                                     ---------   ---------

Expenses
   Interest ............................                 4,340      10,336
   General and administrative ..........                25,215      14,318
   Administrative expense
     reimbursements - General Partner ..                 2,499       3,674
                                                     ---------   ---------

Total expenses .........................                32,054      28,328
                                                     ---------   ---------

Net income .............................             $  18,873   $   6,918
                                                     =========   =========

Net income allocable to:
   Limited partners ....................             $  18,684   $   6,849
   General Partner .....................                   189          69
                                                     ---------   ---------

                                                     $  18,873   $   6,918
                                                     =========   =========

Weighted average number of limited
   partnership units outstanding .......               199,800     199,800
                                                     =========   =========

Net income per weighted average
   limited partnership unit ............             $     .09   $     .03
                                                     =========   =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                          Limited Partner Distributions

                            Return of    Investment            Limited       General
                             Capital       Income              Partners      Partner       Total
                          (Per weighted average unit)
Balance at
    December 31, 1998                                        $ 583,919     $(167,811)   $  416,108

Cash distributions
  to partners                $.77          $ .23              (199,794)       (2,017)     (201,811)

Capital contribution                                              -          127,000       127,000

Net income                                                      45,626           461        46,087
                                                             ---------     ---------    ----------

Balance at
  December 31, 1999                                            429,751       (42,367)      387,384

Cash distributions
  to partners                $.08          $ .09               (33,299)         (336)      (33,635)

Net income                                                      18,684           189        18,873
                                                             ---------     ---------    ----------

Balance at March 31, 2000                                    $ 415,136     $ (42,514)    $ 372,622
                                                             =========     =========     =========














See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                  2000        1999
                                                                  ----        ----
Cash flows provided by operating activities:
   Net income ..............................................   $  18,873    $   6,918
                                                               ---------    ---------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Net gain (loss) on sales of equipment .................     (38,173)         436
     Changes in operating assets and liabilities:
      Collection of principal - receivables ................     148,664      131,169
      Accounts payable to General Partner and affiliates ...     (13,600)      47,767
      Security deposits, deferred credits and other payables      19,949         (867)
      Other ................................................     (10,454)     (12,785)
                                                               ---------    ---------

        Total adjustments ..................................     106,386      165,720
                                                               ---------    ---------

    Net cash provided by operating activities ..............     125,259      172,638
                                                               ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ........................     129,766       12,100
                                                               ---------    ---------

    Net cash provided by investing activities ..............     129,766       12,100
                                                               ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ..........................     (33,635)     (50,454)
   Principal payments on note payable ......................     (85,440)    (101,547)
                                                               ---------    ---------

    Net cash used in financing activities ..................    (119,075)    (152,001)
                                                               ---------    ---------

Net increase in cash .......................................     135,950       32,737

Cash at beginning of period ................................      14,510       73,935
                                                               ---------    ---------

Cash at end of period ......................................   $ 150,460    $ 106,672
                                                               =========    =========










See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

                                   (unaudited)

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series B (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1999 Annual Report on Form 10-K.

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

3.    Related Party Transactions

      As a result of the approval of the amendments as discussed in Note 2, no management fees were accrued or paid to the General Partner for the three months ended March 31, 2000 and 1999. For the three months ended March 31, 2000 and 1999, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $2,499 and $3,674, respectively, which were charged to operations.

4.    Note Payable

      In February 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The loan agreement grants a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The note bears interest at 9%, and is payable in consecutive monthly installments. The principal balance outstanding at March 31, 2000 totaled $112,203.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of net investments in finance leases and financings, which represented 76% and 24% of total investments at March 31, 2000, respectively, and 69% and 31% of total investments at March 31, 1999, respectively.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

      Revenues for the three months ended March 31, 2000 were $50,927, representing an increase of $15,681 from 1999. The increase in revenues was due to a gain on sales of equipment of $38,173 in 2000, as compared to a loss on sales of equipment of $436 in 1999. This was partially offset by a decrease in finance income of $20,593, from $33,296 in 1999 to $12,703 in the current quarter. The gain on sales of equipment increased due to an increase in the number of leases maturing in which the underlying equipment was sold. Finance income decreased due to the decrease in the average size of the portfolio from 1999 to 2000.

      Expenses for the three months ended March 31, 2000 were $32,054, representing an increase of $3,726 from 1999. General and administrative expense increased by $10,897 from 1999 due to an increase in professional services fees that was partially offset by a small decrease in printing costs. The increase in expenses was partially offset by a decrease in interest expense of $5,996 and a decrease in administrative expense reimbursements of $1,175 from 1999. Interest expense decreased as the remaining note payable balance declined and administrative expense reimbursements decreased due to the reduction in the average size of the portfolio from 1999 to 2000.

      Net income for the three  months ended March 31, 2000 and 1999 was $18,873
and  $6,918,   respectively.   The  net  income  per  weighted  average  limited
partnership unit was $.09 and $.03 for 2000 and 1999, respectively.

Liquidity and Capital Resources

      The Partnership's reinvestment period ended and its disposition period began in November 1999. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. Accordingly, finance income revenues have, and will continue to decline as the asset base is disposed. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

      The Partnership intends to fund cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment. As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of monthly asset sales.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

      The Partnership's primary sources of funds for the three months ended March 31, 2000 and 1999 were net cash provided by operations of $125,259 and $172,638, respectively, and proceeds from sales of equipment of $129,766 and $12,100, respectively. These sources were used to fund cash distributions and to make payments on the note payable. Two cash distributions to limited partners totaling $33,299 were made in the 2000 period and three distributions totaling $49,950 were made in the 1999 period.

      As of March 31, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will make distributions while retaining sufficient cash to meet obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

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

                                  ICON CASH FLOW PARTNERS, L.P., SERIES B
                                  File No. 33-28145 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.





May 12, 2000                       /s/ Thomas W. Martin
------------                       ---------------------------------------------
    Date                           Thomas W. Martin
                                   Executive Vice President
                                   (Principal financial and accounting officer
                                   of the General Partner of the Registrant)