Form 10-Q
period 2000-06-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 2000-08-11
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the period ended                                 June 30, 2000
                     ___________________________________________________________

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                                --------------------    ------------------------

Commission File Number                               0-27822
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series B
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its
                                 charter)


         Delaware                                              13-3518939
--------------------------------------------------------------------------------
(State or other jurisdiction of                                IRS Employer
 incorporation or organization                            Identification Number)


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

                                 Balance Sheets

                                   (unaudited)
                                                           June 30, December 31,
                                                            2000        1999
         Assets

Cash ..................................................   $  62,347   $  14,510

Investment in finance leases
   Minimum rents receivable ...........................     157,649     265,980
   Estimated unguaranteed residual values .............     161,159     221,159
   Unearned income ....................................     (27,340)    (45,104)
   Allowance for doubtful accounts ....................     (28,893)    (28,893)
                                                            262,575     413,142
Investment in financings
   Receivables due in installments ....................      50,872     150,724
   Unearned income ....................................      (1,522)     (6,778)
   Allowance for doubtful accounts ....................     (10,051)    (10,051)
                                                             39,299     133,895

Other assets ..........................................          89      63,888
   Total assets .......................................   $ 364,310   $ 625,435

       Liabilities and Partners' Equity

Note payable ..........................................   $       0   $ 197,643
Accounts payable to General Partner and affiliates, net      15,077      13,600
Security deposits, deferred credits and other payables       80,541      26,808
                                                             95,618     238,051
Partners' equity (deficiency)
  General Partner .....................................     (43,554)    (42,367)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ..............     312,246     429,751

Total partners' equity ................................     268,692     387,384

Total liabilities and partners' equity ................   $ 364,310   $ 625,435







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations


                                   (unaudited)

                                                                  For the Three Months       For the Six Months
                                                                     Ended June 30,            Ended June 30,
                                                                   2000           1999        2000         1999



Revenues
Finance income ................................................   $   8,898    $  24,322   $  21,601    $  57,618
   Net gain (loss) on sales of equipment ......................      (7,800)       6,878      30,374        6,442
Interest income and other .....................................         698        1,847         749        4,233
   Total revenues .............................................       1,796       33,047      52,724       68,293

Expenses
   Interest ...................................................         929       11,489       5,270       21,825
   General and administrative .................................      35,959       11,530      61,174       25,848
   Administrative expense reimbursements
    - General Partner .........................................       1,564        3,409       4,063        7,083

Total expenses ................................................      38,452       26,428      70,507       54,756

Net income (loss) .............................................   $ (36,656)   $   6,619   $ (17,783)   $  13,537

Net income (loss) allocable to:
   Limited partners ...........................................   $ (36,290)   $   6,553   $ (17,605)   $  13,402
   General Partner ............................................        (366)          66        (178)         135

                                                                  $ (36,656)   $   6,619   $ (17,783)   $  13,537

Weighted average number of limited
   partnership units outstanding ..............................     199,800      199,800     199,800      199,800

Net income (loss) per weighted average
   limited partnership unit                                       $   (0.18)   $     .03   $    (.09)   $     .07







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                           Limited Partner Distributions

                             Return of     Investment               Limited            General
                              Capital        Income                Partners            Partner           Total
                            (Per weighted average unit)


Balance at
    December 31, 1998                                           $     583,919     $     (167,811)   $      416,108

Cash distributions
  to partners                $   .77       $    .23                  (199,794)            (2,017)         (201,811)

Capital contribution                                                        -            127,000           127,000

Net income                                                             45,626                461            46,087

Balance at
  December 31, 1999                                                   429,751            (42,367)          387,384

Cash distributions
  to partners                $  0.50           -                      (99,900)            (1,009)         (100,909)

Net income                                                            (17,605)              (178)          (17,783)

Balance at June 30, 2000                                        $     312,246     $      (43,554)   $      268,692
















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                                          2000           1999
Cash flows provided by operating activities:
   net income                                                                        $    (17,783)  $     13,537
   Adjustments to reconcile net income to
   Net cash provided by operating activities:
    Net gain on sales of equipment                                                        (30,374)        (6,442)
    Changes in operating assets and liabilities:
    Collection of principal - receivables                                                 236,617        261,511
    Accounts payable to General Partner and affiliates                                      1,477       (122,192)
    Security deposits, deferred credits and other payables                                 53,733         (3,058)
    Other                                                                                 (28,381)       (17,726)

        Total adjustments                                                                 233,072        112,093

Net cash provided by operating activities                                                 215,289        125,630

Cash flows from investing activities:
   Proceeds from sales of equipment                                                       131,100         70,891

Net cash provided by investing activities                                                 131,100         70,891

Cash flows from financing activities:
   Cash distributions to partners                                                        (100,909)      (100,906)
   Proceeds from General Partner's  capital contributions                                       -        127,000
   Principal payments on note payable                                                    (197,643)      (199,328)

Net cash used in financing activities                                                    (298,552)      (173,234)

Net increase in cash                                                                       47,837         23,287

Cash at beginning of period                                                                14,510         73,935

Cash at end of period                                                                $     62,347   $     97,222










See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2000

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

3.    Related Party Transactions

      As a result of the approval of the amendments as discussed in Note 2, no management fees were accrued or paid to the General Partner for the six months ended June 30, 2000 and 1999. For the six months ended June 30, 2000 and 1999, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $4,063 and $7,083, respectively, which were charged to operations.

4.    Note Payable

      In February 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a four year term loan agreement. The note carried an interest rate of 9%, and was payable in consecutive monthly installments through November 2000. The partnership repaid the remaining principal balance of this note in the quarter ended June 30, 2000.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of net investments in finance leases and financings, which represented 87% and 13% of total investments at June 30, 2000, respectively, and 73% and 27% of total investments at June 30, 1999, respectively.

Results of Operations for the Six Months Ended June 30, 2000 and 1999

      Revenues for the six months ended June 30, 2000 were $52,724 representing a decrease of $15,569 from 1999. The decrease in revenues was primarily due to a decrease in finance income of $36,017 which resulted from the decrease in the average size of the portfolio from 1999 to 2000. This decrease was partially off set by an increase in gain on sale of equipment in the first quarter which resulted from an increase in the number of leases maturing in which the underlying equipment was sold for proceeds which exceeded book value.

      Expenses for the six months ended June 30, 2000 were $70,507, representing an increase of $15,751 from 1999. General and administrative expense increased by $35,326 from 1999 due primarily to an increase in professional services fees. The increase in general and administrative expenses was partially offset by a decrease in interest expense of $16,555 from 1999 and a decrease of $3,020 in administrative expense reimbursements. Interest expense decreased as the remaining note payable balance was paid as of June 30, 2000. Administrative expense reimbursements decreased due to the reduction in the average size of the portfolio from 1999 to 2000.

      Net (loss) income for the six months ended June 30, 2000 and 1999 was $(17,783) and $13,537, respectively. The net income per weighted average limited partnership unit was $(0.09) and $0.07 for 2000 and 1999, respectively.

Results of Operation for the three months ended June 30, 2000 and 1999

      Revenue for the three months ended June 30, 2000 were $1,796, representing a decrease of $31,251 from 1999. The decrease in revenues was due to a loss on sales of equipment of $7,800, along with decreases in finance income of $15,424 and interest income of $1,149. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1999 to 2000.

      Expenses for the three months ended June 30, 2000 were $38,452, representing an increase of $12,024 from 1999. General and administrative expense increased by $24,429 from 1999 due to an increase in professional services fees. The increase in general and administrative expenses was partially offset by a decrease in interest expense and administrative expense reimbursements from 1999. Interest expense decreased as the remaining note payable balance was paid as of June 30, 2000. Administrative expense reimbursements decreased due to the reduction in the average size of the portfolio from 1999 to 2000.

      Net (loss) income for the three months ended June 30, 2000 and 1999 was $(36,656) and $6,619 respectively. The net (loss) income per weighted average limited partnership unit was $(0.18) and $0.03 for 2000 and 1999 respectively.








                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

      The Partnership's reinvestment period ended and its disposition period began in November 1999. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. Accordingly, finance income revenues have, and will continue to decline as the asset base is disposed of. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets.

      The Partnership intends to fund cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment. As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of monthly asset sales.

      The Partnership's primary sources of funds for the six months ended June 30, 2000 and 1999 were net cash provided by operations of $215,289 and $125,630, respectively. These sources were used to fund cash distributions and to make payments on the note payable. Four cash distributions to limited partners totaling $99,900 were made in the 2000 period and six distributions totaling $99,897 were made in the 1999 period.

      As of June 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will make distributions while retaining sufficient cash to meet obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K

No reports or Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

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

                                        ICON CASH FLOW PARTNERS, L.P., SERIES B
                                        File No. 33-28145 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.





        August 10, 2000                    /s/ Thomas W. Martin
----------------------------------         ------------------------------------
                Date                       Thomas W. Martin
                                           Executive Vice President
                                           (Principal financial and accounting
                                            officer of the
                                           General Partner of the Registrant)