Form 10-Q
period 2000-09-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 2000-11-09
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                       September 30, 2000
                     -----------------------------------------------------------

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

                                 Balance Sheets

                                   (unaudited)

                                                        September 30,    December 31,
                                                            2000            1999
                                                            ----            ----
         Assets

Cash ..................................................   $  62,985       $  14,510
                                                          ---------       ---------

Investment in finance leases
   Minimum rents receivable ...........................     129,306         265,980
   Estimated unguaranteed residual values .............      51,389         221,159
   Unearned income ....................................     (23,462)        (45,104)
   Allowance for doubtful accounts ....................     (28,893)        (28,893)
                                                          ---------       ---------
                                                            128,340         413,142
                                                          ---------       ---------
Investment in financings
   Receivables due in installments ....................      36,232         150,724
   Unearned income ....................................        (541)         (6,778)
   Allowance for doubtful accounts ....................      (8,835)        (10,051)
                                                          ---------       ---------
                                                             26,856         133,895
                                                          ---------       ---------

Other assets ..........................................         489          63,888
                                                          ---------       ---------

Total assets ..........................................   $ 218,670       $ 625,435
                                                          =========       =========

       Liabilities and Partners' Equity

Note payable ..........................................   $    --         $ 197,643
Accounts payable to General Partner and affiliates, net         677          13,600
Security deposits, deferred credits and other payables       72,201          26,808
                                                          ---------       ---------
                                                             72,878         238,051
                                                          ---------       ---------
Partners' equity (deficiency)
  General Partner .....................................     (44,782)        (42,367)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) ..............     190,574         429,751
                                                          ---------       ---------

Total partners' equity ................................     145,792         387,384
                                                          ---------       ---------

Total liabilities and partners' equity ................   $ 218,670       $ 625,435
                                                          =========       =========

















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations


                                   (unaudited)

                                          For the Three Months     For the Nine Months
                                           Ended September 30,     Ended September 30,
                                            2000       1999          2000       1999


Revenues
Finance income                           $   4,840  $ 19,952       $ 26,441  $ 77,569
   Net (loss) gain on sales of equipment   (61,143)     (280)       (30,769)    6,162
Interest income and other                       31     1,091            780     5,325
                                         ---------  --------       --------  --------
   Total revenues                          (56,272)   20,763         (3,548)   89,056
                                         ---------  --------       --------- --------

Expenses
   Interest                                    -       7,586          5,270    29,410
   General and administrative               15,246    16,263         76,420    42,112
   Administrative expense reimbursements
     General Partner                           946     2,889          5,009     9,972
                                         ---------  --------       --------  --------

Total expenses                              16,192    26,738         86,699    81,494
                                         ---------  --------       --------  --------

Net (loss) income                        $ (72,464) $ (5,975)      $(90,247) $  7,562
                                         =========  ========       ========  ========

Net (loss) income allocable to:
   Limited partners                      $ (71,739) $ (5,915)      $(89,345) $  7,487
   General Partner                            (725)      (60)          (902)       75
                                         ---------  --------       --------  --------

                                         $ (72,464) $ (5,975)      $(90,247) $  7,562
                                         =========  ========       ========  ========

Weighted average number of limited
   partnership units outstanding           199,800   199,800        199,800   199,800
                                         =========  ========       ========  ========

Net (loss) income per weighted average
   limited partnership unit              $    (.36) $   (.03)      $   (.45) $    .04
                                         =========  ========       ========  ========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 2000 and
                        the Year Ended December 31, 1999

                                   (unaudited)

                         Limited Partner Distributions

                           Return of     Investment       Limited        General
                            Capital        Income         Partners       Partner      Total
                          (Per weighted average unit)

Balance at
    December 31, 1998                                    $ 583,919     $(167,811)   $ 416,108

Cash distributions
  to partners                $.77           $.23          (199,794)       (2,017)    (201,811)

Capital contribution                                             -       127,000      127,000

Net income                                                  45,626           461       46,087
                                                         ---------     ---------    ---------

Balance at
  December 31, 1999                                        429,751       (42,367)     387,384

Cash distributions
  to partners                $.75     -     $ -           (149,832)       (1,513)    (151,345)

Net income                                                 (89,345)         (902)     (90,247)
                                                         ---------     ---------    ---------

Balance at
  September 30, 2000                                     $ 190,574     $ (44,782)   $ 145,792
                                                         =========     =========    =========
















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                2000         1999
                                                                ----         ----
Cash flows provided by operating activities:
   Net income ............................................   $ (90,247)   $   7,562
                                                             ---------    ---------
   Adjustments to reconcile net income to
   Net cash provided by operating activities:
    Net loss (gain) on sales of equipment ................      30,769       (6,162)
    Changes in operating assets and liabilities:
    Collection of principal - receivables ................     290,095      392,549
    Accounts payable to General Partner and affiliates ...     (12,923)    (112,055)
    Security deposits, deferred credits and other payables      45,393       (8,442)
    Other ................................................     (30,493)     (20,620)
                                                             ---------    ---------

        Total adjustments ................................     322,841      245,270
                                                             ---------    ---------

Net cash provided by operating activities ................     232,594      252,832
                                                             ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ......................     164,869       69,383
                                                             ---------    ---------

Net cash provided by investing activities ................     164,869       69,383
                                                             ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ........................    (151,345)    (151,358)
   Proceeds from General Partner's  capital contribution .        --        127,000
   Principal payments on note payable ....................    (197,643)    (297,326)
                                                             ---------    ---------

Net cash used in financing activities ....................    (348,988)    (321,684)
                                                             ---------    ---------

Net increase in cash .....................................      48,475          531

Cash at beginning of period ..............................      14,510       73,935
                                                             ---------    ---------

Cash at end of period ....................................   $  62,985    $  74,466
                                                             =========    =========










See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 2000

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

3.    Related Party Transactions

      As a result of the approval of the amendments as discussed in Note 2, no management fees were accrued or paid to the General Partner for the nine months ended September 30, 2000 and 1999. For the nine months ended September 30, 2000 and 1999, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $5,009 and $9,972, respectively, which were charged to operations.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of net investments in finance leases and financings, which represented 83% and 17% of total investments at September 30, 2000, respectively, and 73% and 27% of total investments at September 30, 1999, respectively.

Results of Operations for the Three Months Ended September 30, 2000 and 1999

      Revenues for the three months ended September 30, 2000 were ($56,272) representing a decrease of $77,035 from 1999. The decrease in revenue was due to a loss on sales of equipment of $61,143 in 2000 together with a decrease in finance income of $15,112. The decrease in finance income resulted from a decrease in the average size of the lease portfolio from 1999 to 2000.

      Expenses for the three months ended September 30, 2000 were $16,192, representing a decrease of $10,546 from 1999. Interest expense decreased by $7,586 as the remaining note balance was paid in the second quarter of 2000. General and administrative expenses and administrative expense reimbursements decreased by $1,017 and $1,943, respectively, due to the reduction of the average size of the lease portfolio from 1999 to 2000.

      Net (loss) for the three months ended September 30, 2000 and 1999 was ($72,464) and ($5,975), respectively. The net income per weighted average limited partnership unit was ($0.36) and ($0.03) for 2000 and 1999, respectively.

Results of Operation for the Nine Months ended September 30, 2000 and 1999

      Revenues for the nine months ended September 30, 2000 were ($3,548), representing a decrease of $92,604 from 1999. The decrease in revenue was primarily due to a decrease in finance income of $51,128, which resulted from the decrease in the average size of the lease portfolio from 1999 to 2000 and a loss on sales of equipment in 2000 of $30,769, which resulted from the underlying equipment being sold for proceeds which were less than book value.

      Expenses  for the nine  months  ended  September  30,  2000 were  $86,699, representing an increase of $5,205 from 1999. General and administrative expenses increased by $34,308 from 1999 due to an increase in professional service fees. The increase in general and administrative expenses was partially offset by a decrease in interest expense and administrative expense reimbursements from 1999. Interest expense decreased as the remaining note balance was paid in the second quarter of 2000. Administrative expense reimbursements decreased due to the reduction in the average size of the lease portfolio from 1999 to 2000.

      Net (loss) income for the nine months ended September 30, 2000 and 1999 was ($90,247) and $7,562 respectively. The net (loss) income per weighted average limited partnership unit was ($0.45) and $0.04 for 2000 and 1999 respectively.

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

      The Partnership's primary sources of funds for the nine months ended September 30, 2000 and 1999 were net cash provided by operations of $232,594 and $252,832, respectively. These sources were used to fund cash distributions and to make payments on the note payable. Cash distributions to limited partners totaled $149,832 in the 2000 period and $149,846 in the 1999 period.

      As of September 30, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will make distributions while retaining sufficient cash to meet obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K

No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2000.

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

                                       ICON CASH FLOW PARTNERS, L.P., SERIES B
                                       File No. 33-28145 (Registrant)
                                       By its General Partner,
                                       ICON Capital Corp.





November 10, 2000                     /s/ Thomas W. Martin
-----------------                     ------------------------------------------
     Date                             Thomas W. Martin
                                      Executive Vice President
                                      (Principal financial and accounting
                                      officer of the General Partner
                                      of the Registrant)