Form 10-K
period 2000-12-31
ICON CASH FLOW PARTNERS LP SERIES B
filed 2001-03-30
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2000
                          ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                       to
                               ----------------------   ------------------------

Commission File Number                             0-27822
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3518939
-------------------------------               ----------------------------------
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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

                                TABLE OF CONTENTS

Item                                                                      Page

PART I

1.  Business                                                               3-4

2.  Properties                                                               5

3.  Legal Proceedings                                                        5

4.  Submission of Matters to a Vote of Security Holders                      5

PART II

5.  Market for the Registrant's Securities and Related
    Security Holder Matters                                                  5

6.  Selected Financial and Operating Data                                    6

7.  General Partner's Discussion and Analysis of Financial
    Condition and Results of Operations                                    7-8

8.  Financial Statements and Supplementary Data                           9-21

9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure                                     22

PART III

10. Directors and Executive Officers of the Registrant's
    General Partner                                                         22

11. Executive Compensation                                                  23

12. Security Ownership of Certain Beneficial Owners
    and Management                                                          24

13. Certain Relationships and Related Transactions                          24

PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      24-25

SIGNATURES                                                                  26

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

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

Segment Information

     The Partnership has only one operating segment: the business of acquiring equipment subject to leases with companies that the Partnership believes to be creditworthy.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to obtain the maximum economic return from its investments for the benefit of its limited partners. To achieve this objective the Partnership attempted to: (1) acquire a diversified portfolio of short-term, high-yield investments; (2) make monthly cash distributions to its limited partners from cash from operations, when cash is available, commencing with each limited partner's admission to the Partnership and continuing through the extended reinvestment period; (3) re-invest substantially all undistributed cash from operations and cash from sales in additional equipment and financing transactions during the extended reinvestment period; and (4) sell the Partnership's investments and distribute the cash from sales of such investments to its limited partners during the liquidation period. As a result of the Partnership entering the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during the period. The Partnership presently expects to liquidate its remaining investments and terminate its operations in 2001.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

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

Lease and Financing Transactions

     For the years ended December 31, 2000 and 1999, the Partnership did not purchase or finance any new investments in equipment. A summary of the portfolio equipment cost by category held at December 31, 2000 and 1999 is as follows:

                                       December 31, 2000             December 31, 1999
                                     ----------------------       ----------------------
Category                                 Cost       Percent           Cost       Percent

Telecommunications ...............   $  472,295       63.6%       $  582,772       29.7%
Computer systems .................      102,581       13.8           208,031       10.6
Video production .................       53,797        7.2            96,292        4.9
Manufacturing & production .......       44,588        6.0           227,145       11.6
Printing .........................       48,492        6.5            48,492        2.5
Office furniture & fixtures ......         --          --             54,254        2.8
Retail systems ...................       21,088        2.9            21,088        1.0
Automotive .......................         --          --             44,157        2.3
Medical ..........................         --          --             23,762        1.2
Restaurant equipment .............         --          --            654,672       33.4
                                     ----------      -----        ----------      -----

                                     $  742,841      100.0%       $1,960,665      100.0%
                                     ==========      =====        ==========      =====

     No single lessee represents greater than 10% of the total equipment cost at December 31, 2000.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 2.  Properties
         ----------
     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

Item 3.  Legal Proceedings
         -----------------
    The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters
         -----------------------------------------------------------------------
    The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                          Number of Equity Security Holders
      Title of Class                              as of December 31,
      --------------                      ---------------------------------
                                                 2000            1999

      Limited partners                          1,756           1,756
      General Partner                               1               1

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 6.  Selected Financial and Operating Data
         -------------------------------------

                                                   Years Ended December 31,
                              ---------------------------------------------------------------
                                  2000         1999         1998         1997          1996
                                  ----         ----         ----         ----          ----

Total revenues                $     1,481  $   154,278  $   400,618   $  562,650   $  519,663
                              ===========  ===========  ===========   ==========   ==========

Net (loss) income             $  (121,797) $    46,087  $   263,893   $  356,326   $  549,384
                              ===========  ===========  ===========   ==========   ==========

Net (loss) income allocable to
  limited partners            $  (120,579) $    45,626  $   261,254   $  352,763   $  543,890
                              ===========  ===========  ===========   ==========   ==========

Net (loss) income allocable
  to the General Partner      $    (1,218) $       461  $     2,639   $    3,563   $    5,494
                              ===========  ===========  ===========   ==========   ==========

Weighted average
  limited partnership
  units outstanding               199,800      199,800      199,800      199,800      199,800
                              ===========  ===========  ===========   ==========   ==========

Net (loss) income per
  weighted average limited
  partnership unit            $     (0.60)  $    0.23   $      1.31   $     1.77  $      2.72
                              ===========   =========   ===========   ==========  ===========

Distributions to
  limited partners            $   149,849   $ 199,794   $   682,648   $1,798,200  $ 1,798,200
                              ==========    =========   ===========   ==========  ===========

Distributions to the
  General Partner             $     1,514  $     2,017  $     6,895   $   18,164   $   18,164
                              ===========  ===========  ===========   ==========   ==========

                                                         December 31,
                              ---------------------------------------------------------------
                                  2000         1999         1998         1997          1996
                                  ----         ----         ----         ----          ----

Total assets                  $   190,637  $   625,435  $ 1,143,670   $2,066,633   $2,887,443
                              ===========  ===========  ===========   ==========   ==========

Partners' equity              $   114,224  $   387,384  $   416,108   $  841,758   $2,301,796
                              ===========  ===========  ===========   ==========   ==========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

    The Partnership's portfolio consisted of a net investment in finance leases and financings of 93% and 7% of total investments, respectively, at December 31, 2000 compared to 76% and 24% of total investments, respectively, at December 31, 1999.

     For the years ended December 31, 2000 and 1999, the Partnership did not purchase or finance any new investments in equipment.

Results of Operations for the Years Ended December 31, 2000 and 1999

     Revenues for the year ended December 31, 2000 were $1,481, representing a decrease of $152,797 from 1999. The decrease in revenues was attributable primarily to a loss on sales of equipment of $30,501 in 2000 versus a gain on sales of equipment of $51,284 in 1999 and a decrease in finance income of $59,834. The decrease in finance income resulted from a decrease in the average size of the portfolio from 2000 to 1999.

     Expenses for the year ended December 31, 2000 were $123,278, representing an increase of $15,087 from 1999. The increase in expenses was attributable primarily to a provision for bad debts of $20,000 in 2000 with no provision for bad debts in 1999 and an increase in general and administrative expenses of $31,931. The provision for bad debts in 2000 resulted from an analysis of delinquency trends, loss experience and an assessment of overall credit risk. No provision for bad debts was determined to be required in 1999. The increase in general and administrative expense resulted from an increase in professional service fees. These increases were partially offset by a $29,936 decrease in interest expense which resulted from the remaining note balance being repaid in the second quarter of 2000.

     Net (loss) income for the years ended December 31, 2000 and 1999 was ($121,797) and $46,087, respectively. The net (loss) income per weighted average limited partnership unit was ($.60) and $.23 for 2000 and 1999, respectively.

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

                                December 31, 2000

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

Liquidity and Capital Resources

     The Partnership's reinvestment period ended and disposition period began in November 1999. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and will continue with the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets. As a result of the Partnership's entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period. The Partnership presently expects to liquidate its remaining investments and complete the termination of its operations and affairs in 2001.

     The Partnership's primary sources of funds in 2000, 1999 and 1998 were net cash provided by operations of $280,032, $253,244 and $761,619, respectively, and proceeds from sales of equipment of $159,110, $153,880 and $321,104, respectively. These funds were utilized to repay debt borrowings and to fund cash distributions to partners.

     Cash distributions to the limited partners for the years ended December 31, 2000, 1999 and 1998 totaled $149,849, $199,794 and $682,648 of which $0, $45,626 and $261,254 was  investment  income and  $149,849,  $154,168 and $421,394 was a return of capital, respectively.

     As of December 31, 2000 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of remaining equipment, the Partnership will pay distributions, while retaining sufficient cash reserves to meet its obligations.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

     The Partnership had been exposed to interest rate risks during the periods it had outstanding debt obligations. The Partnership presently does not have any remaining outstanding debt obligations and believes its exposure to other market risks are insignificant to both its financial position and results of operations.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 8.  Financial Statements and Supplementary Data

                          Index to Financial Statements

                                                               Page Number

Independent Auditors' Report                                         11

Balance Sheets as of December 31, 2000 and 1999                      12

Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                   13

Statements of Changes in Partners' Equity for the
  Years Ended December 31, 2000, 1999 and 1998                       14

Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                   15

Notes to Financial Statements                                     16-21

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 2000

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series B:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series B (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Partnership's reinvestment period ended and the disposition period began in November 1999. During the disposition period, the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. It is expected that the Partnership will liquidate its remaining investments and terminate its operations in 2001.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series B as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                        /s/ KPMG LLP
                                        ----------------------------------------
                                        KPMG LLP


March 28, 2001
New York, New York

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                            2000         1999
                                                            ----         ----
       Assets

Cash                                                     $ 104,646    $  14,510
                                                         ---------    ---------

Investment in finance leases
  Minimum rents receivable                                 106,734      265,980
  Estimated unguaranteed residual values                    31,214      221,159
  Unearned income                                          (19,229)     (45,104)
  Allowance for doubtful accounts                          (48,893)     (28,893)
                                                         ---------    ---------
                                                            69,826      413,142
                                                         ---------    ---------
Investment in financings
  Receivables due in installments                           13,912      150,724
  Unearned income                                             (115)      (6,778)
  Allowance for doubtful accounts                           (8,835)     (10,051)
                                                         ---------    ---------
                                                             4,962      133,895
                                                         ---------    ---------

Other assets                                                11,203       63,888
                                                         ---------    ---------

Total assets                                             $ 190,637    $ 625,435
                                                         =========    =========

       Liabilities and Partners' Equity

Note payable                                             $    --      $ 197,643
Accounts payable to General Partner and affiliates            --         13,600
Security deposits, deferred credits and other payables      76,413       26,808
                                                         ---------    ---------
                                                            76,413      238,051
                                                         ---------    ---------
Commitments and Contingencies

Partners' equity (deficiency)
  General Partner                                          (45,099)     (42,367)
  Limited partners (199,800 units outstanding,
    $100 per unit original issue price)                    159,323      429,751
                                                         ---------    ---------

Total partners' equity                                     114,224      387,384
                                                         ---------    ---------

Total liabilities and partners' equity                   $ 190,637    $ 625,435
                                                         =========    =========









See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,

                                                 2000        1999        1998
                                                 ----        ----        ----
Revenues

   (Loss) gain on sales of equipment         $ (30,501)   $  51,284   $ 188,876
   Finance income                               31,095       90,929     174,241
   Interest income and other                       887       12,065      37,501
                                             ---------    ---------   ---------

   Total revenues                                1,481      154,278     400,618
                                             ---------    ---------   ---------

Expenses

   Provision (reversal of provision)
     for doubtful accounts                      20,000         --       (36,892)
   Interest                                      5,270       35,206      77,673
   General and administrative                   92,263       60,332      75,656
   Administrative expense reimbursements
     - General Partner                           5,745       12,653      20,288
                                             ---------    ---------   ---------

   Total expenses                              123,278      108,191     136,725
                                             ---------    ---------   ---------

Net (loss) income                            $(121,797)   $  46,087   $ 263,893
                                             =========    =========   =========

Net (loss) income allocable to:
   Limited partners                          $(120,579)   $  45,626   $ 261,254
   General Partner                              (1,218)         461       2,639
                                             ---------    ---------   ---------

                                             $(121,797)   $  46,087   $ 263,893
                                             =========    =========   =========

Weighted average number of limited
   partnership units outstanding               199,800      199,800     199,800
                                             =========    =========   =========

Net (loss) income per weighted average
   limited partnership unit                  $    (.60)   $     .23   $    1.31
                                             =========    =========   =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 2000, 1999 and 1998

                      Limited Partner Distributions

                         Return of   Investment            Limited       General
                          Capital      Income             Partners       Partner       Total
                          -------      ------             --------       -------       -----
                       (Per weighted average unit)

Balance at
  December 31, 1997                                    $  1,005,313    $ (163,555)  $   841,758

Cash distributions
  to partners             $  2.11     $   1.31             (682,648)       (6,895)     (689,543)

Net income                                                  261,254         2,639       263,893
                                                       ------------    ----------   -----------

Balance at
  December 31, 1998                                         583,919      (167,811)      416,108

Cash distributions
  to partners             $   .77     $    .23             (199,794)       (2,017)     (201,811)

Capital contribution                                             -        127,000       127,000

Net income                                                   45,626           461        46,087
                                                       ------------    ----------   -----------

Balance at
  December 31, 1999                                         429,751       (42,367)      387,384

Cash distributions
  to partners             $   .75     $   -                (149,849)       (1,514)     (151,363)

Net (loss)                                                 (120,579)       (1,218)     (121,797)
                                                       ------------    ----------   -----------

Balance at
  December 31, 2000                                    $    159,323    $  (45,099)  $   114,224
                                                       ============    ==========   ===========






See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                   2000           1999          1998
                                                                   ----           ----          ----
Cash flows provided by operating activities:
  Net (loss) income                                            $  (121,797)   $    46,087    $   263,893
                                                               -----------    -----------    -----------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision (reversal of provision)
      for doubtful accounts                                         20,000           --          (36,892)
    Loss (gain) on sales of equipment                               30,501        (51,284)      (188,876)
    Changes in operating assets and liabilities:
      Collection of principal - non-financed receivables           296,870        509,479        766,879
      Accounts payable to General Partner and affiliates           (13,600)       (95,585)         5,345
      Security deposits, deferred credits and other payables        49,605         (2,188)       (43,498)
      Other                                                         18,453       (153,265)        (5,232)
                                                               -----------    -----------    -----------

      Total adjustments                                            401,829        207,157        497,726
                                                               -----------    -----------    -----------

      Net cash provided by operating activities                    280,032        253,244        761,619
                                                               -----------    -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of equipment                                 159,110        153,880        321,104
                                                               -----------    -----------    -----------

      Net cash provided by investing activities                    159,110        153,880        321,104
                                                               -----------    -----------    -----------

Cash flows from financing activities:
  Cash distributions to partners                                  (151,363)      (201,811)      (689,543)
  Payments on note payable                                        (197,643)      (391,738)      (459,160)
  Proceeds from General Partner contribution                          --          127,000           --
                                                                              -----------    -----------

      Net cash used in financing activities                       (349,006)      (466,549)    (1,148,703)
                                                               -----------    -----------    -----------

Net increase (decrease) in cash                                     90,136        (59,425)       (65,980)

Cash, beginning of year                                             14,510         73,935        139,915
                                                               -----------    -----------    -----------

Cash, end of year                                              $   104,646    $    14,510    $    73,935
                                                               ===========    ===========    ===========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 2000
1.  Organization

     ICON Cash Flow Partners, L.P., Series B (the "Partnership") was formed on March 27, 1989 as a Delaware limited partnership with an initial capitalization of $2,000. It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, enter into secured financing transactions. The Partnership's offering period commenced on July 18, 1989 and by its final closing in 1990, 200,000 units had been admitted into the Partnership with aggregate gross proceeds of $20,000,000. During 1995, the Partnership redeemed 200 limited partnership units, leaving 199,800 limited partnership units outstanding.

     The Partnership's reinvestment period ended and disposition period began in November 1999. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners and begin the orderly termination of its operations and affairs. The Partnership has not, and will not invest in any additional finance or lease transactions during the disposition period. During the disposition period, the Partnership expects to recover, at a minimum, the carrying value of its assets. As a result of the Partnership entering into the disposition period, future monthly distributions are expected to fluctuate depending on the amount of asset sale and re-lease proceeds received during that period. The Partnership presently expects to liquidate its remaining investments and complete the termination of its operations in 2001.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 2000 and 1999 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value.

     Allowance for Doubtful Accounts - The Partnership records provisions for bad debts to provide for estimated credit losses in the portfolio. The provision is based on an analysis of delinquency trends and loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when such analysis indicates that the probability of collection of the account is remote. In 2000, the Partnership recorded a $20,000 provision for bad debts and in 1998 the Partnership reversed $36,892 of amounts previously included in the allowance for doubtful accounts.

     Impairment of Estimated Residual Values - The Partnership's policy with respect to impairment of estimated residual values is to review, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position.

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

     New Accounting Pronouncement - Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 did not have any effect on the Partnership's financial position or results of operations.

4.  Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on finance leases and financings are as follows:

                        Finance
        Year            Leases           Financings            Total
        ----            ------           ----------            -----
        2001           $ 81,668           $ 13,912           $ 95,580
        2002             25,066               --               25,066
                       --------           --------           --------

                       $106,734           $ 13,912           $120,646
                       ========           ========           ========

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

5.  Allowance for Doubtful Accounts

    The allowance for doubtful accounts related to the investments in finance leases and investment in financings consisted of the following:

                                                    Finance
                                                    Leases   Financings     Total
                                                    ------   ----------     -----

Balance at December 31, 1997                      $ 50,407    $ 42,827    $ 93,234

    Accounts written-off                           (10,000)       --       (10,000)
    Recovery on accounts previously written off     12,936        --        12,936
    Reversal of allowance for doubtful accounts    (17,032)    (19,860)
    Transfer within accounts                         3,140      (3,140)       --
                                                  --------    --------    --------

Balance at December 31, 1998                        39,451      19,827      59,278

    Accounts written-off                           (10,558)     (9,776)    (20,334)
                                                  --------    --------    --------

Balance at December 31, 1999                        28,893      10,051      38,944

    Provision for doubtful accounts                 20,000        --          --
    Accounts written-off                              --         1,216       1,216
                                                  --------    --------    --------

Balance at December 31, 2000                      $ 48,893    $  8,835    $ 37,728
                                                  ========    ========    ========

6.  Note Payable

     On February 13, 1997, the Partnership borrowed $1,500,000 from a bank pursuant to a forty five month term loan agreement. The agreement granted a security interest in certain Partnership lease rental payments and collateral relating to a specified group of leases and financing transactions. The loan bore interest at 9%, and the remaining outstanding balance was repaid in 2000.

7.  Related Party Transactions

     During the years ended December 31, 2000, 1999 and 1998 the Partnership paid or accrued to the General Partner administrative expense reimbursements of $5,745, $12,653 and $20,288, respectively. These reimbursements were charged to operations. As a result of the Partnership Agreement amendments discussed in
Note 2, no management fee expense was recorded in 2000, 1999 and 1998.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     See Note 2 for information relating to the $127,000 capital contribution made by the General Partner in 1999.

8.  Tax Information (Unaudited)

     The following table reconciles net income (loss) for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                2000         1999         1998
                                                ----         ----         ----

Net (loss) income per financial statements   $(121,797)   $  46,087    $ 263,893

Differences due to:
  Direct finance leases                           (659)     292,149      367,674
  Depreciation                                    --       (278,448)    (349,769)
  Provision for losses                          20,000      (20,334)     (33,956)
  Gain (loss) on sale of equipment                --          3,864     (144,087)
  Other                                            180          491          (82)
                                             ---------    ---------    ---------

Partnership (loss) income for
  federal income tax purposes                $(102,276)   $  43,809    $ 103,673
                                             =========    =========    =========

     As of December 31, 2000, the partners' capital accounts included in the financial statements totaled $114,224 compared to the partners' capital accounts for federal income tax purposes of $2,872,446 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

9.  Quarterly Financial Data (Unaudited)

    The following table is a summary of financial data by quarter for the years ended December 31, 2000 and 1999:

                                                    For the Quarters Ended
                                   ---------------------------------------------------------

                                           March 31,      June 30,   September 30,  December 31,
                                           --------       -------    ------------   -----------

2000
----
    Revenues                              $   50,927     $   1,796     $(56,272)     $   5,030
                                          ==========     =========     ========      =========

    Net income (loss) allocable to
      limited partners                    $   18,684     $ (36,290)    $(71,739)     $ (31,234)
                                          ==========     =========     ========      =========

    Net income (loss) per weighted
      average limited partnership uni     $    0.09      $   (0.18)    $ (0.36)      $   (0.15)
                                          ==========     =========     ========      =========

1999
----
    Revenues                              $   35,246     $  33,047     $ 20,763      $  65,222
                                          ==========     =========     ========      =========

    Net income (loss) allocable to
      limited partners                    $    6,849     $   6,553     $ (5,915)     $  38,139
                                          ==========     =========     ========      =========

    Net income (loss) per weighted
      average limited partnership unit    $     0.03     $    0.03     $  (0.03)     $    0.20
                                          ==========     =========     ========      =========


                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

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

Beaufort J.B. Clarke            Chairman, Chief Executive Officer and Director

Paul B. Weiss                   President and Director

Thomas W. Martin                Executive Vice President and Director

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

     Beaufort J. B. Clarke, age 55, has been Chairman, Chief Executive Officer and Director of the General Partner since 1996. Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

     Paul B. Weiss, age 40, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease acquisitions since 1988 from his affiliations with the General Partner since 1996, Griffin Equity Partners (as Executive Vice President from 1993-1996); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions from 1988-1991). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 47, has been Executive Vice President of the General Partner since 1996. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. (1993-1996), Gemini Financial Holdings (as Senior Vice President from 1992-1993) and Chancellor Corporation (as Vice President-Syndications from 1985-1992). Mr. Martin has 17 years of senior management experience in the leasing business.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following reimbursement for costs and expenses for the years ended December 31, 2000, 1999 and 1998.

      Entity           Capacity       Type of Compensation   2000     1999     1998
      ------           --------       --------------------   ----     ----     ----

ICON Capital Corp.  General Partner  Administrative expense
                                       reimbursements       $5,745  $12,653  $20,288
                                                            ------  -------  -------
                                                            $5,745  $12,653  $20,288
                                                            ======  =======  =======

     See Notes 2 and 7 within the financial statements under Item 8 for disclosure of amendments made to the Partnership Agreement which eliminated the Partnership's obligation to pay the General Partner management fees.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 19, 2001, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

         Title                    Amount Beneficially             Percent
       of Class                          Owned                   of Class
       --------                   ------------------             --------
 General Partner Interest     Represents initially a 1% and        100%
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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     See  Item  11  for  a  discussion  of  the   Partnership's   related  party
transactions.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

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

                                December 31, 2000

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

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 2000.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                                December 31, 2000

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

                                ICON CASH FLOW PARTNERS, L.P., Series B
                                File No. 33-28145 (Registrant)
                                By its General Partner, ICON Capital Corp.


Date:  March 28, 2001           /s/ Beaufort J. B. Clarke
                                -----------------------------------------------
                                Beaufort J. B. Clarke
                                Chairman, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 2001            /s/ Beaufort J. B. Clarke
                                 ----------------------------------------------
                                 Beaufort J. B. Clarke
                                 Chairman, Chief Executive Officer and Director



Date:  March 28, 2001            /s/ Paul B. Weiss
                                 ----------------------------------------------
                                 Paul B. Weiss
                                 President and Director


Date:  March 28, 2001            /s/ Thomas W. Martin
                                 ----------------------------------------------
                                 Thomas W. Martin
                                 Executive Vice President
                                 (Principal Financial and Accounting Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act


No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.