Form 10-Q
period 2001-03-31
ICON CASH FLOW PARTNERS LP SERIES B; ICON CASH FLOW PARTNERS L P SERIES C
filed 2001-05-15
CIK 849278, 866878

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                           March 31, 2001
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                        0-27822
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

                                 Balance Sheets

                                   (unaudited)

                                                          March 31,   December 31,
                                                            2001         2000
                                                            ----         ----
         Assets

Cash .................................................   $  22,727    $ 104,646
                                                         ---------    ---------

Investment in finance leases
   Minimum rents receivable ..........................      36,684      106,734
   Estimated unguaranteed residual values ............      30,746       31,214
   Unearned income ...................................     (11,947)     (19,229)
   Allowance for doubtful accounts ...................     (48,893)     (48,893)
                                                         ---------    ---------
                                                             6,590       69,826
                                                         ---------    ---------
Investment in financings
   Receivables due in installments ...................       4,126       13,912
   Unearned income ...................................        --           (115)
   Allowance for doubtful accounts ...................      (4,126)      (8,835)
                                                         ---------    ---------
                                                              --          4,962
                                                         ---------    ---------

Other assets .........................................       7,961       11,203
                                                         ---------    ---------

Total assets .........................................   $  37,278    $ 190,637
                                                         =========    =========

       Liabilities and Partners' Equity

Security deposits, deferred credits and other payables   $  76,585    $  76,413
                                                         ---------    ---------

Partners' (deficiency) equity
  General Partner ....................................     (46,631)     (45,099)
  Limited partners (199,800 units outstanding,
     $100 per unit original issue price) .............       7,324      159,323
                                                         ---------    ---------

Total partners' (deficiency) equity ..................     (39,307)     114,224
                                                         ---------    ---------

Total liabilities and partners' equity ...............   $  37,278    $ 190,637
                                                         =========    =========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                           2001           2000
                                                           ----           ----

Revenues
Finance income ....................................     $   3,504      $  12,703
Net (loss) gain on sales of equipment .............       (40,069)        38,173
Interest income and other .........................           586             51
                                                        ---------      ---------

   Total revenues .................................       (35,979)        50,927

Expenses
   Interest .......................................          --            4,340
   General and administrative .....................        15,934         25,215
   Administrative expense reimbursements -
     General Partner ..............................           449          2,499
                                                        ---------      ---------

Total expenses ....................................        16,383         32,054
                                                        ---------      ---------

Net (loss) income .................................     $ (52,362)     $  18,873
                                                        =========      =========

Net (loss) income allocable to:
   Limited partners ...............................       (51,838)     $  18,684
   General Partner ................................          (524)           189
                                                        ---------      ---------

                                                        $ (52,362)     $  18,873
                                                        =========      =========

Weighted average number of limited
   partnership units outstanding ..................       199,800        199,800
                                                        =========      =========

Net (loss) income per weighted average
   limited partnership unit .......................     $    (.26)     $     .09
                                                        =========      =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 2001 and
                        the Year Ended December 31, 2000

                              Limited Partner Distributions

                                 Return of    Investment        Limited      General
                                  Capital       Income         Partners      Partner       Total
                                  -------       ------         --------      -------       -----
                              (Per weighted average unit)

Balance at
   December 31, 1999                                          $ 429,751    $ (42,367)    $ 387,384

Cash distributions
   to partners                 $     .75       $   -           (149,849)      (1,514)     (151,363)

Net (loss)                                                     (120,579)      (1,218)     (121,797)
                                                              ---------    ---------     ---------

Balance at
   December 31, 2000                                            159,323      (45,099)      114,224

Cash distributions
   to partners                 $     .50       $    -          (100,161)      (1,008)     (101,169)

Net income                                                      (51,838)        (524)      (52,362)
                                                              ---------    ---------     ---------

Balance at March 31, 2001                                     $   7,324    $ (46,631)    $ (39,307)
                                                              =========    =========     =========
















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                2001         2000
                                                                ----         ----
Cash flows provided by operating activities:
   Net (loss) income .....................................   $ (52,362)   $  18,873
                                                             ---------    ---------
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Net loss (gain) on sales of equipment ................      40,069      (38,173)
    Changes in operating assets and liabilities:
    Collection of principal - receivables ................      26,204      148,664
    Accounts payable to General Partner and affiliates ...        --        (13,600)
    Security deposits, deferred credits and other payables         172       19,949
    Other ................................................       1,390      (10,454)
                                                             ---------    ---------

        Total adjustments ................................      67,835      106,386
                                                             ---------    ---------

Net cash provided by operating activities ................      15,473      125,259
                                                             ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ......................       3,777      129,766
                                                             ---------    ---------

Net cash provided by investing activities ................       3,777      129,766
                                                             ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ........................    (101,169)     (33,635)
   Principal payments on note payable ....................        --        (85,440)
                                                             ---------    ---------

Net cash used in financing activities ....................    (101,169)    (119,075)
                                                             ---------    ---------

Net (decrease) increase in cash ..........................     (81,919)     135,950

Cash at beginning of period ..............................     104,646       14,510
                                                             ---------    ---------

Cash at end of period ....................................   $  22,727    $ 150,460
                                                             =========    =========








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2001

                                   (unaudited)

1.    Basis of Presentation

     The financial statements of ICON Cash Flow Partners, L.P., Series B (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 2000 Annual Report on Form 10-K.

2.    Related Party Transactions

     As a result of the approval of amendments to the Partnership Agreement in 1995, no management fees were accrued or paid to the General Partner for the three months ended March 31, 2001 and 2000. For the three months ending March 31, 2001 and 2000, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $449 and $2,499, respectively, which were charged to operations.

3.    Future Operations of Partnership

     The Partnership's reinvestment period ended and its disposition period began in November 1999. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners. The Partnership expects to liquidate its remaining investments and terminate its operations in 2001. Future distributions are expected to be limited depending upon the amount of asset sales and re-lease proceeds received during this period.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of net investments in finance leases and financings, which represented 100% and 0% of total investments at March 31, 2001, respectively, and 76% and 24% of total investments at March 31, 2000, respectively.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

     Revenues for the three months ended March 31, 2001 were ($35,979), representing a decrease of $86,906 from 2000. The decrease in revenues was due to a loss on sales of equipment of $40,069 in 2001, as compared to a gain on sales of equipment of $38,173 in 2000 and a decrease in finance income of $9,199. Finance income decreased due to the decrease in the average size of the portfolio from 2000 to 2001.

     Expenses for the three months ended March 31, 2001 were $16,383, representing a decrease of $15,671 from 2000. General and administrative expense decreased by $9,281 from 2000 due to decreases in professional services fees, printing charges and postage. Interest expense decreased by $4,340 due to the repayment of the remaining debt balance in the second quarter of 2000. Administrative expense reimbursements decreased due to the reduction in the average size of the portfolio from 2000 to 2001.

     Net (loss) income for the three months ended March 31, 2001 and 2000 was ($52,362) and $18,873, respectively. The net (loss) income per weighted average limited partnership unit was ($.26) and $.09 for 2001 and 2000, respectively.

Liquidity and Capital Resources

     The Partnership's reinvestment period ended and its disposition period began in November 1999. During the disposition period the Partnership has, and will continue to distribute substantially all distributable cash from operations and equipment sales to the partners. The Partnership expects to liquidate its remaining investments and terminate its operations in 2001. Future distributions are expected to be limited depending upon the amount of asset sales and re-lease proceeds received during this period.

     The Partnership's primary sources of funds for the three months ended March 31, 2001 was cash provided by operations of $15,473. The Partnership's primary sources of funds for the first quarter of 2000 were cash from operations of $125,259 and proceeds from sales of equipment of $129,766. These funds were utilized to fund cash distributions in 2001 and 2000 and to make payments on the note payable in 2000. Cash distributions to limited partners totaled $101,169 in the 2001 period and $33,635 in the 2000 period.

     As of March 31, 2001 there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will make distributions while retaining sufficient cash to meet its obligations.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION


Item 6 - Exhibits and reports on Form 8-K

     No reports or Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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

                              ICON CASH FLOW PARTNERS, L.P., SERIES B
                              File No. 33-28145 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.





May 11, 2001                  /s/ Thomas W. Martin
------------                  -----------------------------------------
    Date                      Thomas W. Martin
                              Executive Vice President
                              (Principal financial and accounting officer of the
                              General Partner of the Registrant)