Form 10-Q
period 2001-06-30
ICON CASH FLOW PARTNERS LP SERIES B
filed 2001-08-14
CIK 849278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          June 30, 2001
                     -----------------------------------------------------------

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

                                 Balance Sheets

                                   (unaudited)

                                                          June 30,    December 31,
                                                            2001         2000
                                                            ----         ----
         Assets

Cash .................................................   $  16,958    $ 104,646
                                                         ---------    ---------

Investment in finance leases
   Minimum rents receivable ..........................      14,698      106,734
   Estimated unguaranteed residual values ............      30,746       31,214
   Unearned income ...................................      (9,724)     (19,229)
   Allowance for doubtful accounts ...................      (6,438)     (48,893)
                                                         ---------    ---------
                                                            29,282       69,826
                                                         ---------    ---------
Investment in financings
   Receivables due in installments ...................        --         13,912
   Unearned income ...................................        --           (115)
   Allowance for doubtful accounts ...................        --         (8,835)
                                                         ---------    ---------
                                                              --          4,962
                                                         ---------    ---------

Due from affiliates and other assets .................       2,831       11,203
                                                         ---------    ---------

Total assets .........................................   $  49,071    $ 190,637
                                                         =========    =========

         Liabilities and Partners' Equity

Security deposits, deferred credits and other payables   $  65,583    $  76,413
                                                         ---------    ---------

Partners' (deficiency) equity
   General Partner ...................................     (46,403)     (45,099)
   Limited partners (199,800 units outstanding,
     $100 per unit original issue price) .............      29,891      159,323
                                                         ---------    ---------

Total partners' (deficiency) equity ..................     (16,512)     114,224
                                                         ---------    ---------

Total liabilities and partners' equity ...............   $  49,071    $ 190,637
                                                         =========    =========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                              For the Three Months     For the Six Months
                                                                 Ended June 30,          Ended June 30,
                                                                 2001      2000          2001      2000
                                                                 ----      ----          ----      ----


Revenues
  Finance income                                              $  1,284  $  8,898       $  4,788  $ 21,601
  Gain (loss) on sales of equipment                                 41    (7,800)       (40,028)   30,374
  Interest income and other                                        367       698            953       749
                                                              --------  --------       --------  --------

   Total revenues                                                1,692     1,796        (34,287)   52,724
                                                              --------  --------       --------  --------

Expenses
   General and administrative                                   29,791    35,959         45,725    61,174
   Reversal of provisions for bad debts                        (51,290)     -           (51,290)     -
   Administrative expense reimbursements
    - General Partner                                              396     1,564            845     4,063
   Interest                                                        -         929            -       5,270
                                                              --------  --------       --------  --------

   Total expenses                                              (21,103)   38,452         (4,720)   70,507
                                                              --------  --------       --------  --------

Net income (loss)                                             $ 22,795  $(36,656)      $(29,567) $(17,783)
                                                              ========  =========      ========  =========

Net income (loss) allocable to:
   Limited partners                                           $ 22,567  $(36,290)      $(29,271) $(17,605)
   General Partner                                                 228      (366)          (296)     (178)
                                                              --------  ---------      --------  ---------

                                                              $ 22,795  $(36,656)      $(29,567) $(17,783)
                                                              ========  =========      ========  =========

Weighted average number of limited
   partnership units outstanding                               199,800   199,800        199,800   199,800
                                                              ========  ========       ========  ========

Net income (loss) per weighted average
   limited partnership unit                                   $    .11  $   (.18)      $   (.15) $   (.09)
                                                              ========  =========      ========  =========







See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 2001 and
                        the Year Ended December 31, 2000

                                Limited Partner Distributions

                                 Return of      Investment             Limited      General
                                  Capital         Income               Partners     Partner       Total
                                  -------         ------               --------     -------       -----
                                (Per weighted average unit)

Balance at
   December 31, 1999                                                  $ 429,751    $(42,367)    $ 387,384

Cash distributions
   to partners                     $.75           $   -                (149,849)     (1,514)     (151,363)

Net loss                                                               (120,579)     (1,218)     (121,797)
                                                                      ---------    --------     ---------

Balance at
   December 31, 2000                                                    159,323     (45,099)      114,224

Cash distributions
   to partners                     $.50           $   -                (100,161)     (1,008)     (101,169)

Net loss                                                                (29,271)       (296)      (29,567)
                                                                      ---------    --------     ---------

Balance at June 30, 2001                                              $  29,891    $(46,403)    $ (16,512)
                                                                      =========    ========     =========














See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                  2001         2000
                                                                  ----         ----
Cash flows provided by operating activities:
   Net loss ................................................   $ (29,567)   $ (17,783)
                                                               ---------    ---------
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Net loss (gain) on sales of equipment .................      40,028      (30,374)
     Reversal of provision for doubtful accounts ...........     (51,290)        --
     Changes in operating assets and liabilities:
      Collection of principal - receivables ................      48,144      236,617
      Due from affiliates and other assets .................       8,372         --
      Accounts payable to General Partner and affiliates ...        --          1,477
      Security deposits, deferred credits and other payables     (10,830)      53,733
      Other ................................................         537      (28,381)
                                                               ---------    ---------

        Total adjustments ..................................      34,961      233,072
                                                               ---------    ---------

     Net cash provided by operating activities .............       5,394      215,289
                                                               ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ........................       8,087      131,100
                                                               ---------    ---------

     Net cash provided by investing activities .............       8,087      131,100
                                                               ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ..........................    (101,169)    (100,909)
   Principal payments on note payable ......................        --       (197,643)
                                                               ---------    ---------

     Net cash used in financing activities .................    (101,169)    (298,552)
                                                               ---------    ---------

Net (decrease) increase in cash ............................     (87,688)      47,837

Cash at beginning of period ................................     104,646       14,510
                                                               ---------    ---------

Cash at end of period ......................................   $  16,958    $  62,347
                                                               =========    =========








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2001

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

2.   Liquidation and of Partnership Affairs

     The Partnership expects to liquidate its remaining investments and terminate its operations in the third quarter of 2001. Based upon the remaining asset and obligation levels, the Partnership does not anticipate that any further cash distributions will be made to partners.

3.   Related Party Transactions

     As a result of the approval of amendments to the Partnership Agreement in 1995, no management fees were accrued or paid to the General Partner for the six months ended June 30, 2001 and 2000. For the six months ending June 30, 2001 and 2000, the Partnership accrued or paid to the General Partner administrative expense reimbursements of $845 and $4,063, respectively, which were charged to operations.

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

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Months Ended June 30, 2001 and 2000

     Revenues for the three months ended June 30, 2001 were $1,692, representing a decrease of $104 from 2000. The decrease in revenues was primarily a result of a decrease in finance income of $7,614, which was offset in part by a gain on sales of equipment of $41 in 2001 as compared to a loss on sales of equipment of $7,800 in 2000. The decrease in finance income resulted from the decreasing size of the finance portfolio in 2001 which is due in part to the Partnership's ongoing liquidation activities. The increase in 2001 in gain on sales of equipment resulted primarily from equipment being sold in 2000 for proceeds which were less than the remaining carrying value.

     Expenses for the three-month period ended June 30, 2001 were lower than the period ended June 30, 2000 by $59,555 primarily due to a reversal to the provision for bad debt of $51,290 recorded in 2001. This adjustment was recorded based upon an analysis of the collection status of the Partnership's remaining receivables as of June 30, 2001. General and administrative expenses also were lower in 2001 as compared to 2000 as a result of a lower level of overall operations in 2001.

Results of Operations for the Six Months Ended June 30, 2001 and 2000

     Revenues  for  the  six  months   ended  June  30,  2001  were   ($34,287),
representing a decrease of $87,011 for the six months ended June 30, 2000.

     This decrease was due primarily to a loss on sales of equipment of $40,028 in 2001 as compared to a $30,374 gain on sales of equipment in 2000 and a decrease in finance income of $16,813. The loss on sales of equipment in 2001 was due to an increase in the amount of equipment sold in 2001 for which proceeds received were less than the remaining carrying value. The decrease in finance income resulted from the decreasing size of the finance portfolio in 2001, which is due in part to the Partnership's ongoing liquidation activities.

     Expenses for the six months ended June 30, 2001 were $75,227 lower than expenses for the six months ended June 30, 2000. The decrease in expenses resulted from a reversal of the provision for bad debts of $51,290 in 2001 and decreases in general and administrative expenses of $15,449, interest expense of $5,270 and administrative expense reimbursements - General Partner of $3,218. The reversal of the provision for bad debts resulted from an analysis of the collection status of the Partnership's remaining receivables in the second quarter of 2001. The decreases in general and administrative expenses and administrative expense reimbursements - General Partner was the result of a lower level of overall operations in 2001. The decrease in interest expense resulted from the repayment of all outstanding borrowings in the second quarter of 2000.

                     ICON Cash Flow Partners, L.P., Series B
                        (A Delaware Limited Partnership)

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 2001 and 2000 were proceeds from sales of equipment of $8,087 and $131,100, respectively, and cash provided by operations of $5,394 and $215,289, respectively. These funds, together with cash reserves, were used to fund cash distributions to partners and, in 2000, to repay remaining debt obligations. Cash distributions to partners totaled $101,169 in the 2001 period and $100,909 in the 2000 period.

     The Partnership expects to liquidate its remaining investments and terminate its operations in the third quarter of 2001. Based upon the remaining asset and obligation levels, the Partnership does not anticipate that any further cash distributions will be made to partners.

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

No reports or Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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

                                  ICON CASH FLOW PARTNERS, L.P., SERIES B
                                  File No. 33-28145 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.





August 10, 2001                   /s/ Thomas W. Martin
---------------                   ----------------------------------------------
    Date                          Thomas W. Martin
                                  Executive Vice President
                                  (Principal financial and accounting officer of
                                  the General Partner of the Registrant)